Form 10-K
period 1996-05-31
VITALINK PHARMACY SERVICES INC
filed 1996-08-29
CIK 879970

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended         May 31, 1996
                                    ------------------------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from __________ to ___________

                         Commission File Number 0-19820
                                                -------


                       VITALINK PHARMACY SERVICES, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  37-0903482
- -------------------------------                 ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


 1250 East Diehl Road, Naperville, Illinois                  60563
- ---------------------------------------------           ----------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (630) 245-4800
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 per share
      ------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No
                   -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates was $60,001,775 as of August 5, 1996 based upon a closing price of $24.25 per share.

     The number of shares of Vitalink's Common Stock outstanding at May 31, 1996 was 13,979,700.


                      DOCUMENTS INCORPORATED BY REFERENCE:

PART II     1996 Annual Report to Stockholders
PART III    Proxy Statement dated August 29, 1996


                                     PART I
                                     ------

ITEM 1.   Business.
- ------    --------

General
- -------

     Vitalink Pharmacy Services, Inc. (the "Company" or "Vitalink") provides institutional pharmacy services to nursing facilities and other institutions. Vitalink presently operates 23 institutional pharmacies and 4 regional infusion pharmacies, which specialize in pharmaceutical dispensing of individual medications, pharmacy consulting (drug regimen review of potential medication interaction as well as regulatory compliance with medication and administration guidelines) and infusion therapy products. The Company, through its subsidiary Vitalink Infusion Services, Inc., provides parenteral and enteral nutrition products to patients who qualify under Medicare Part B and bills Medicare directly for these products.

     In 1981 Vitalink was acquired by a subsidiary of Manor Care, Inc. (Manor Care, Inc. or its subsidiary are referred to as "Manor Care"), one of the nation's largest publicly owned providers of long-term care services. Vitalink was included in the acquisition of Americana Healthcare Corporation, which had incorporated the predecessor of Vitalink in 1967. The Company changed its name from TotalCare Pharmacy Services, Inc. in January 1992.

     Vitalink sold 2,475,000 shares of its common stock in an initial public offering in 1992. As of May 31, 1996, Manor Care owned approximately 82.3% of Vitalink's common stock.

     On November 3, 1995, the Company acquired the institutional pharmacy business of Brentview Clinical Pharmacy, located in Los Angeles, California for $3,206,000 in cash plus the assumption of $45,000 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

     On July 6, 1995, the Company acquired the infusion therapy business of Home Intravenous Care, Inc., located in Loveland, Colorado for $2,325,000 in cash plus the assumption of $105,000 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

Institutional Pharmacy Industry
- -------------------------------

     Institutional pharmacies purchase and distribute prescription and non-prescription medications for residents in institutional settings, including nursing facilities, correctional facilities and retirement centers. Institutional pharmacies also provide consultant services, including evaluation of individual patient drug therapy and monitoring of nursing facility drug administration, storage and control practices to help ensure a sound pharmaceutical delivery system and compliance with state and federal regulations.

     A number of factors are expected to contribute to the continuing expansion of the nursing facility segment, including the growth in, and the greater affluence of, the U.S. elderly population, the trend toward delivery of cost-efficient health care in non-hospital settings and the increasing practice of early patient discharge from hospitals due to cost-containment measures.

Pharmacy Operations
- -------------------

     The Company provided institutional pharmacy services to approximately 49,900 beds from 22 institutional pharmacies as of May 31, 1996. A twenty-third pharmacy was acquired in July 1996. The Company services each market in which it operates through a hub pharmacy or, in cases where markets are geographically close, a satellite pharmacy. A market consists of nursing facilities within a radius of up to 150 miles, depending on demographics and travel times.

     Vitalink has expanded from 3 pharmacies in 1981 to 23 institutional pharmacies and 4 regional infusion pharmacies as of July 1996. The pharmacies are located in 14 states: California, Colorado, Florida, Illinois, Indiana, Iowa, Maryland, New Jersey, Pennsylvania, Ohio, Oklahoma, Oregon, Texas and Wisconsin.

     Management has developed a focused growth strategy that includes (i) continued penetration of existing markets through selling more products to existing customers and marketing directed to non-Manor Care nursing facilities;
(ii) expansion into additional markets in which there is a sufficient base of Manor Care beds to support a Company pharmacy; (iii) infusion therapy revenue generation created by targeting specific nursing facilities and home health care agencies; and (iv) acquisitions of pharmacies that can be consolidated with existing Company pharmacies or serve as a more rapid entry into new markets.

     The table below sets forth the number of beds serviced by the Company during the past three fiscal years:

                                         Year Ended May 31
                                       ----------------------
                                        1994    1995    1996
                                       ------  ------  ------
     Manor Care Affiliated Beds......  14,300  16,000  19,300

     Non-Manor Care Affiliated Beds..  25,100  26,400  30,600
                                       ------  ------  ------

          Total beds serviced........  39,400  42,400  49,900
                                       ======  ======  ======

     In the past five fiscal years, the Company has acquired seven institutional pharmacies and one regional infusion pharmacy with contracts to service approximately 23,000 non-Manor Care facility beds.

Services Offered by the Company
- -------------------------------

       Pharmacy Services - The basic service provided by the Company is the
       -----------------
customized filling of prescription and non-prescription medications for individual patients pursuant to physician orders delivered to nursing facilities. The Company maintains a 24-hour on-call availability for clinical consultation and emergency delivery of medications as well as maintaining a provision of emergency and contingency doses of medications at each nursing facility. The Company uses a computerized medical records system that generates monthly nursing facility medical records including preprinted physician order forms, medication administration records and treatment records. As an additional service to its nursing facility customers, the Company maintains and documents ancillary orders such as diet orders, therapy orders and activity orders. The Company has nurse consultants on staff to observe medication administration procedures, consult on medical records and conduct in-service training programs as well as intravenous certification programs.

       Consultant Pharmacist Services - The Company provides to its nursing
       ------------------------------
facility customers trained consultant pharmacists whose primary responsibility is to monitor and report on prescription drug therapy to help ensure quality patient care. For a nursing facility to participate in the Medicare and Medicaid reimbursement programs, it is required to have the services of a consultant pharmacist.

     The Company, in response to regulatory demands on nursing facilities, has defined the primary responsibilities of its consultant pharmacists to include:
(i) monthly drug regimen reviews of each patient; (ii) participation on key nursing facility committees; (iii) monthly inspection of medication carts and storage rooms; (iv) monthly written review of facility medication administration systems and practices; (v) development and maintenance of a pharmaceutical policy and procedures manual; (vi) on-site educational seminars; and (vii) assistance to the nursing facility in complying with state and federal regulations on patient care. The Company bills nursing facilities for consultant pharmacist services.

       Infusion Therapy Products and Services - Infusion therapy basically
       --------------------------------------
consists of a product (nutrient, antibiotic, chemotherapy or other drugs or fluids) and the administration of the product (tube, catheter or intravenous). Patients can receive these therapies at home or in a nursing facility at a cost that is substantially less than hospital-based care. The trend toward delivery of health care in the lowest cost setting and the increasing ability to treat certain illnesses outside of hospitals represents an opportunity for nursing facilities to attract infusion therapy patients.

     The Company prepares the product to be administered, delivers the product and trains others in administering infusion therapy. The Company does not itself administer the therapy.

Purchasing
- ----------

     The Company purchases the drugs and supplies used in its pharmacies directly from national wholesale distributors, through membership in purchasing groups and from pharmaceutical manufacturers. Direct purchases from drug manufacturers allow greater price discounts than purchase through wholesale distributors but require a significant lead time between order and actual delivery. The advantage of buying through wholesale distributors is daily delivery and the ability to more efficiently manage the Company's inventory of drugs and supplies.

Reimbursement and Billing
- -------------------------

     The Company's computerized billing system enables it to bill for products and services in a variety of ways. The pharmacy generally bills the responsible party directly.

     Charges for pharmacy services provided to patients who are eligible for Medicare Part A are billed by the nursing facility directly to Medicare. Under Part A, Medicare categorizes most of the expenses related to pharmacy products as ancillary services, which are not subject to the cost reimbursement ceilings under Medicare regulations. However, the Company and Manor Care are subject to related party regulations that could result in reimbursements for pharmacy services provided to Medicare Part A patients in Manor Care nursing facilities equal to Vitalink's permitted fully allocated costs of the services.

     For patients who are eligible for Blue Cross/Blue Shield or other insurance, the insurer is billed directly by the nursing facility or by Vitalink. Patients not covered by insurance, Medicare or Medicaid are generally billed directly by Vitalink.

     For patients qualifying for Medicaid reimbursement in all states in which the Company has a pharmacy, the pharmacy bills Medicaid directly, as the nursing facility cannot obtain reimbursement from Medicaid for pharmacy services. Medicaid is a cooperative state-federal program for medical assistance to the medically and categorically needy.

     For patients who qualify under Medicare Part B and receive PEN (parenteral and enteral) therapies, Vitalink's specialized PEN billing subsidiary bills Medicare Part B directly.

     The federal Medicare program provides for reimbursement under two separate programs, Part A and Part B. Part A provides benefits covering inpatient hospital, nursing facility and home health services. Reimbursement for nursing facility services under Part A is restricted to those eligible for Part A coverage who have been discharged within thirty days from an acute care hospital after a stay of at least three days and are in need of daily skilled nursing or rehabilitation services.

     Part B provides coverage for physician services and general outpatient services, including therapies, as well as durable medical equipment. Certain Vitalink infusion therapy products are eligible for Part B reimbursement based on Medicare-approved payment amounts. Part B coverage is generally subject to an annual deductible of $100 and a statutorily mandated co-payment thereafter.

     For its fiscal year 1996, the Company received approximately 65% of its net revenues from private pay sources, including commercial insurance, managed care and Medicare Part A patients; 6% of net revenues from Medicare Part B direct bill; and 29% of net revenues from Medicaid direct bill.

Dependence on Key Customer
- --------------------------

     Net revenue from Manor Care and its patients (including revenues pursuant to government reimbursement programs) accounted for approximately 48%, 49% and 47% of total net revenues in fiscal 1996, 1995 and 1994, respectively. Under various master agreements with Manor Care discussed below, the Company may at its option provide pharmaceutical, consulting and infusion therapy products and services to any and all nursing facilities owned or operated by Manor Care through May 2001 according to the terms of the agreements and subject to each patient's right to designate his or her own pharmacy or infusion therapy provider. Each master agreement, however, may be limited or terminated under certain circumstances including with respect to any nursing facilities disposed of by Manor Care. Additionally, while the Company hopes to extend the duration of the master agreements, there can be no assurance that the Company will be able to do so, or that, if it is able, the extended or new agreements will be on terms no less favorable to the Company. Any material loss of business from Manor Care would have a material adverse effect on the Company.

     Pursuant to four agreements with Manor Care entered into on June 1, 1991, the Company provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to nursing facilities operated by Manor Care. The Company is not restricted from providing similar services to non-Manor Care facilities. The agreements have an initial term of ten years.

     Pursuant to the master agreement for pharmacy services and the master agreement for infusion therapy services, the Company has the option to provide pharmaceutical and infusion therapy products and services to nursing facilities owned or licensed by Manor Care. Through fiscal year 1995, the Company paid each Manor Care nursing facility an administrative fee equal to 3% of the private pay revenues derived from that facility for the facility's agreement to bill and collect for services and for assuming the risk of bad debt. Effective June 1, 1995, the Company no longer pays Manor Care the 3% administrative fee as the Company assumed the billing and collecting of private pay revenues derived from Manor Care facilities. The change did not have a material effect on the Company's results of operations.

     Pursuant to the master pharmacy consulting agreement, the Company provides consultant pharmacy services to nursing facilities owned or licensed by Manor Care that the Company is able to service. Each nursing facility is billed monthly by the Company based on the number of beds serviced.

     Pursuant to the pharmacy services consultant agreement, the Company assists Manor Care at the corporate level in establishing uniform pharmacy delivery standards for all of its nursing facilities including those not serviced by the Company. Manor Care pays the Company an annual fee based on the number of nursing facility beds operated by Manor Care.

     The Company does not believe that its present contractual arrangements with Manor Care with respect to the length of term are comparable to those obtainable from third parties. Contracts with nursing facilities not affiliated with Manor Care are generally for a period of one to two years and are terminable by either party for any reason upon thirty days notice.

Competition
- -----------

     The Company competes with numerous local and regional institutional pharmacies, as well as the pharmacy operations owned by long-term care providers other than Manor Care. These competitors provide product and service offerings similar to those provided by the Company. A number of competitors are larger or have greater financial resources than the Company.

Quality Assurance
- -----------------

     The Company maintains high standards of pharmaceutical dispensing and record keeping. The Company conducts monthly quality assurance audits at each nursing facility it services to assess the quality and accuracy of pharmacy services to nursing facilities.

     The consultant pharmacist visits the nursing facility routinely and makes recommendations to the nursing staff concerning various phases of the pharmaceutical services and patient care programs. The consultant pharmacist reviews each patient's drug regimen monthly on-site to ensure the patient drug therapy is appropriate and the facility is complying with state and federal regulations. The consultant pharmacist reports irregularities to the patient's attending physician and the nursing facility's director of nursing and administrator.

Government Regulation
- ---------------------

     Institutional pharmacies and nursing facilities are subject to various federal and state regulations covering qualifications and day-to-day operations, including documentation of activities. The Company's pharmacies are each licensed by the states in which they operate and are registered with the federal government pursuant to regulations covering controlled substances. The nursing facilities served by the Company are separately required to be licensed by the states in which they operate, and if they serve Medicare or Medicaid patients, are required to be certified by the Federal government.

     Given that a substantial number of nursing facility patients are covered by the Medicare and Medicaid programs, the Company is subject to extensive regulation under the programs, including regulation relating to persons covered, amount of coverage, reimbursement and pricing. As a result of Manor Care's ownership of a substantial portion of the Company's outstanding common stock, the Company and Manor Care are subject to related party regulations that could result in reimbursement for pharmacy services provided to Medicare Part A patients in Manor Care nursing facilities equal to Vitalink's permitted fully allocated costs of the services.

     Changes in Medicare and Medicaid programs, regulations, reimbursements or interpretations of existing programs, regulations or reimbursements, including changes intended to limit or decrease the growth of Medicare and Medicaid expenditures, or changes in the state and federal laws regulating institutional pharmacies could adversely affect the Company's business.

     Various federal and state laws provide nursing facility patients with the freedom to choose their own pharmacy provider. The Company markets its services primarily to nursing facilities and acts as the pharmacy provider to the patients in such facilities that do not otherwise choose their own provider. Increases in the percentage of patients choosing their own provider or changes in freedom-of-choice laws may adversely affect the Company's business.

Employees
- ---------

     At May 31, 1996, the Company had approximately 945 employees. The Company believes it enjoys a good relationship with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Insurance
- ---------

     Insurance coverage is principally maintained through Manor Care. The cost of the coverage is allocated entirely to the Company when the coverage is specific to the Company and otherwise allocated between Manor Care and the Company. In the opinion of the Company, its current coverage is adequate given the risks associated with the operation of an institutional pharmacy business of the Company's size.

ITEM 2.   Properties.
- ------    ----------

     The Company's corporate offices are located in Naperville, Illinois. As of May 31, 1996, Vitalink had 23 leased pharmacies (including the four regional infusion pharmacies) located in Appleton, Wisconsin; Monticello, Elgin and Hickory Hills, Illinois; Indianapolis, Indiana; Bettendorf, Iowa; Baltimore, Maryland; Allentown, Bridgeville, York and Williamsport, Pennsylvania; Copley, Ohio; Deerfield Beach and St. Petersburg, Florida; Ocean, New Jersey; Portland and Eugene, Oregon; Santa Rosa and Los Angeles, California; Northglenn and Loveland, Colorado; Oklahoma City, Oklahoma; and San Antonio, Texas. The Company also leases administrative office space in Calumet City, Illinois.


ITEM 3.   Legal Proceedings.
- ------    -----------------

     Vitalink is subject to regulatory and legal investigations, actions or claims for damages that arise from time to time in the ordinary course of business. Vitalink is defending any such investigations, actions and claims against it and believes that these proceedings will not have a material adverse effect on its financial condition.


ITEM 4.   Submission of Matters to a Vote of Security Holders.
- ------    ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.


EXECUTIVE OFFICERS OF VITALINK PHARMACY SERVICES, INC.

     The name, age, title, present principal occupation, business address, and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of Ms. DeNardo, Mr. DiTrapano, Mr. Macomber and Mr. Thompson is 1250 East Diehl Road, Suite 208 Naperville, Illinois 60563. The business address of the remaining officers is 11555 Darnestown Road, Gaithersburg, Maryland 20878.

     Donald C. Tomasso (51) was appointed Chairman of the Board and Chief Executive Officer in December 1994 and was Vice Chairman from September 1991 to December 1994. He has been President of Manor Healthcare Corp. ("Healthcare") since February 1995 and was President and Chief Operating Officer of Healthcare from May 1991 to February 1995. He has been a Director of Healthcare since May 1991, of the Company since September 1991 and of In Home Health, Inc. since October 1995. Prior to joining Healthcare, Mr. Tomasso was employed by Marriott Corporation for more than five years, last serving as Executive Vice President/General Manager of its Roy Rogers Division.

     Stewart Bainum, Jr. (50) was appointed Vice Chairman of the Company in February 1995. He was Chairman and Chief Executive Officer from September 1991 to February 1995 and was President and Chief Executive Officer from March 1987 to September 1991. Mr. Bainum has been Chairman of the Board and Chief Executive Officer of Manor Care since March 1987 and President since June 1989. He has been Chairman of the Board of Healthcare since March 1987 and Chief Executive Officer since June 1989. He has served as a Director of the Company since 1991, of Manor Care since 1981 and of Healthcare since 1976.

     Donna L. DeNardo (44) has been President and Chief Operating Officer and a Director of the Company since September 1991. Ms. DeNardo has served as a Vice President of Healthcare and a Vice President and General Manager of the Company. In those positions, she was responsible for managing the Company since December 1989. Ms. DeNardo has held various management positions with Healthcare since 1977, including Senior Regional Director of nursing facility operations and nursing facility administrator in the Chicago metropolitan area.

     Vincent C. DiTrapano (50) was appointed Senior Vice President, Operations in January 1994. He served as Regional Vice President, Operations-Eastern Region from June 1993 to January 1994. He previously was employed by Geriatric Pharmacy Services, Inc. for seven years, including as President and Chief Executive Officer.

     Scott T. Macomber (41) was appointed Vice President, Finance and Chief Financial Officer of the Company in September 1991. He was Vice President, Corporate Finance for Manor Care from June 1990 to March 1992 and previously held various acquisition and development positions within Manor Care for more than 10 years.

     Stephen A. Thompson (41) has been Vice President, Human Resources and Administration, since August 1995. He was Senior Director, Professional Relations, of the Company from March 1992 to August 1995, and held human resources positions with Manor Care and Healthcare from 1986 to 1992.

     James H. Rempe (66) has served as Secretary of the Company since January 1983 and a Director since September 1994. He was Senior Vice President and a Director of the Company from January 1983 to September 1991. He has served as Senior Vice President, General Counsel and Secretary of Manor Care since August 1981 and of Healthcare since December 1980. He has served as a Director of In Home Health, Inc. since October 1995.

     James A. MacCutcheon (44) has served as Treasurer of the Company since September 1992 and a Director since September 1994. He was Senior Vice President-Finance and Treasurer and a Director of the Company from October 1987 to September 1991. He has served as Senior Vice President, Chief Financial Officer and Treasurer of Manor Care and Healthcare since September 1993 and was Senior Vice President-Finance and Treasurer from October 1987 to September 1993.

                                    PART II
                                    -------

ITEM 5.   Market for Registrant's Common Equity and Related
- ------    -------------------------------------------------
          Stockholder Matters.
          -------------------

     The shares of Vitalink's Common Stock are traded through the National Association of Securities Dealers' Automated Quotation System (NASDAQ). Information on the high and low sales prices of Vitalink's Common Stock during the past two years is included on page 25 of the 1996 Annual Report and is incorporated herein by reference.

     As of August 5, 1996, there were 84 record holders and approximately 1,500 beneficial holders of Vitalink Common Stock.

     The Company has not paid, and does not anticipate paying for the foreseeable future, any dividends to holders of its Common Stock.


                                                                          Pages
                                                                          -----
ITEM 6.      Selected Financial Data.
- ------       -----------------------
             The required information is included in the
             specified pages of the 1996 Annual Report
             and is incorporated herein by reference                   Preceeding 1

ITEM 7.      Management's Discussion and Analysis of
- ------       ---------------------------------------
             Financial Condition and Results of Operations.
             ----------------------------------------------
             The required information is included in the
             specified pages of the 1996 Annual Report
             and is incorporated herein by reference                      26-28

ITEM 8.      Financial Statements and Supplementary Data.
- ------       -------------------------------------------
             The required information is included in the
             specified pages of the 1996 Annual Report
             and is incorporated herein by reference.
             See Item 14 for index to financial statements
             and schedules                                                14-25

ITEM 9.      Changes in and Disagreements with Accountants
- ------       ---------------------------------------------
             on Accounting and Financial Disclosure.
             --------------------------------------
             Not applicable


                                    PART III
                                    --------

ITEM 10.    Directors and Executive Officers of the
- -------     ---------------------------------------
            Registrant.
            ----------
            The required information on directors is
            included in the specified pages of the
            Proxy Statement dated August 28, 1996
            and is incorporated herein by reference.                      2-3, 5-6

            The required information on executive
            officers is set forth in Part I of this
            Form 10-K under an unnumbered item captioned
            "Executive Officers of Vitalink Pharmacy
            Services, Inc."

ITEM 11.    Executive Compensation.
- -------     ----------------------
            The required information is included in
            the specified pages of the Proxy Statement
            dated August 28, 1996 and is incorporated
            herein by reference.                                          7-11

ITEM 12.    Security Ownership of Certain Beneficial
- -------     ----------------------------------------
            Owners and Management.
            ---------------------
            The required information is included in
            the specified pages of the Proxy Statement
            dated August 28, 1996 and is incorporated
            herein by reference.                                          2-4

ITEM 13.    Certain Relationships and Related
- -------     ---------------------------------
            Transactions.
            ------------
            The required information is included in
            the specified pages of the Proxy Statement
            dated August 28, 1996 and is incorporated
            herein by reference.                                          17-18

                                    PART IV
                                    -------

ITEM 14.    Exhibits, Financial Statement Schedules, and
- --------    --------------------------------------------
            Reports on Form 8-K.
            --------------------

(a)         1.  Financial Statements

                Included on the following pages of the 1996
                Annual Report:

                Report of Independent Public Accountants.........         13

                Consolidated Statements of Income................         14

                Consolidated Balance Sheets......................         15

                Consolidated Statements of Stockholders' Equity..         16

                Consolidated Statements of Cash Flows............         17

                Notes to Consolidated Financial Statements.......         18-25

            2.  Financial Statement Schedule

                The following Report and Schedule are filed herewith on the pages indicated:

                Report of Independent Public Accountants
                on Schedule......................................         17

                Schedule II - Valuation and Qualifying
                Accounts.........................................         18


            3.  Exhibits

                3.1 Restated Articles of Incorporation. Exhibit 3.1 to Registration Statement No. 33-43261 is incorporated herein by reference.

                3.2  By-Laws.  Exhibit 3.2 to Registration Statement
                     No. 33-43261 is incorporated herein by reference.

               10.1  Administrative Services Agreement, dated as of June 1,
                     1991, by and between the Company and Manor Care, Inc.  Exhibit 10.1 to
                     Registration Statement No. 33-43261 is incorporated herein by reference.

               10.2 Tax Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc. Exhibit 10.2 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.3 Intercompany Debt and Credit Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc.
                     Exhibit 10.3 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.4 Lease Agreement, dated as of June 1, 1991 by and between the Company and Manor Healthcare Corp. Exhibit 10.5 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.5 Master Agreement for Pharmacy Services, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp.
                     Exhibit 10.6 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.6 Master Pharmacy Consulting Agreement, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp.
                     Exhibit 10.7 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.7 Pharmacy Services Consultant Agreement, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp.
                     Exhibit 10.8 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.8 Master Agreement for Infusion Therapy Products and Services, dated as of June 1, 1991, by and between Vitalink Billing Services, Inc. and Manor Healthcare Corp. Exhibit
                     10.9 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.9  Key Executive Stock Option and Appreciation Rights Plan.
                     Exhibit 10.10 to Registration Statement No. 33-43261 is incorporated herein by reference.

               10.10 Amendment to Key Executive Stock Option and Appreciation
                     Rights Plan. Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.

               10.11 Form of Executive Cash Incentive Plan. Exhibit 10.11 to
                     Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

               10.12 Employment Agreement dated June 5, 1995, between Vitalink
                     Pharmacy Services, Inc. and Donna L. DeNardo. Exhibit 10.12 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

               10.13 Employment Agreement dated June 5, 1995, between Vitalink
                     Pharmacy Services, Inc. and Vincent C. DiTrapano. Exhibit
                     10.13 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

               10.14 Operations Stock Grant Plan for Key Management Employees.

               10.15 Employment Agreement dated November 30, 1995, between
                     Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz.

               10.16 Guarantee Agreement dated December 15, 1995, between
                     Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz.

               13    1996 Annual Report to Stockholders.

               21    Subsidiaries of the Registrant.

               23    Consent of Independent Public Accountants.

               99    Proxy Statement dated August 28, 1996.

     (b) No report on Form 8-K was filed during the last quarter of the fiscal year ended May 31, 1996.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 28, 1996                  VITALINK PHARMACY SERVICES, INC.
               --


                                         By: /s/  Scott T. Macomber
                                             ---------------------------
                                             Scott T. Macomber
                                             Vice President, Finance
                                             and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                   Title                Date
- ---------------------------  -------------------    ---------------

/s/  Donald C. Tomasso       Chairman, Director     August 28, 1996
- ---------------------------  and Chief Executive
     Donald C. Tomasso       Officer


/s/  Stewart Bainum, Jr.     Vice Chairman          August 28, 1996
- ---------------------------  and Director
     Stewart Bainum, Jr.

/s/  Donna L. DeNardo        Director, President    August 28, 1996
- ---------------------------  and Chief Operating
     Donna L. DeNardo        Officer


/s/  James A. MacCutcheon    Director and           August 28, 1996
- ---------------------------  Treasurer
     James A. MacCutcheon

/s/  James H. Rempe          Director and           August 28, 1996
- ---------------------------  Secretary
     James H. Rempe

/s/  Harold Blumenkrantz     Director               August 28, 1996
- ---------------------------
     Harold Blumenkrantz

/s/  Anil K. Gupta           Director               August 28, 1996
- ---------------------------
     Anil K. Gupta

/s/  Marvin Wilensky         Director               August 28, 1996
- ---------------------------
     Marvin Wilensky

/s/  Joseph R. Buckley       Director               August 28, 1996
- ---------------------------
     Joseph R. Buckley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF VITALINK PHARMACY SERVICES, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Vitalink Pharmacy Services, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 25, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Washington, D.C.,
June 25, 1996

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)


                                                                     SCHEDULE II


                                                              ADDITIONS
                                                      ----------------------
                                         BALANCE AT   CHARGED                            BALANCE AT
                                         BEGINNING    TO PROFIT                WRITE-      END OF
        DESCRIPTION                      OF PERIOD    AND LOSS     OTHER/1/     OFFS       PERIOD
- ----------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

   Year ended May 31, 1996               $1,378       $2,412        --        $(1,627)     $2,163

   Year ended May 31, 1995                2,113        1,772       (1,019)     (1,488)      1,378

   Year ended May 31, 1994                1,310        1,612          135        (944)      2,113


- ----------------
      /1/ In fiscal year 1995, represents reclassification as discussed in Registrant's consolidated financial statements included in its 1995 Annual Report. In fiscal year 1994, represents reserve of acquired company.

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                    ________



                                    EXHIBITS

                                       to

                                   FORM 10-K


                           Annual Report Pursuant to
                           Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                    ________



                        VITALINK PHARMACY SERVICES, INC.



================================================================================

                                 EXHIBIT INDEX
                                 -------------

3.1 Restated Articles of Incorporation. Exhibit 3.1 to Registration Statement No. 33-43261 is incorporated herein by reference.

3.2 By-Laws. Exhibit 3.2 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.1 Administrative Services Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc. Exhibit 10.1 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.2 Tax Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc. Exhibit 10.2 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.3 Intercompany Debt and Credit Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc. Exhibit 10.3 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.4 Lease Agreement, dated as of June 1, 1991 by and between the Company and Manor Healthcare Corp. Exhibit 10.5 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.5 Master Agreement for Pharmacy Services, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp. Exhibit 10.6 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.6 Master Pharmacy Consulting Agreement, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp. Exhibit 10.7 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.7 Pharmacy Services Consultant Agreement, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp. Exhibit 10.8 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.8 Master Agreement for Infusion Therapy Products and Services, dated as of June 1, 1991, by and between Vitalink Billing Services, Inc. and Manor Healthcare Corp. Exhibit 10.9 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.9 Key Executive Stock Option and Appreciation Rights Plan. Exhibit 10.10 to Registration Statement No. 33-43261 is incorporated herein by reference.

10.10 Amendment to Key Executive Stock Option and Appreciation Rights Plan. Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.

10.11  Form of Executive Cash Incentive Plan.   Exhibit 10.11 to Form 10-K for
       the year ended May 31, 1995 is incorporated herein by reference.

10.12 Employment Agreement dated June 5, 1995, between Vitalink Pharmacy Services, Inc. and Donna L. DeNardo. Exhibit 10.12 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

10.13 Employment Agreement dated June 5, 1995, between Vitalink Pharmacy Services, Inc. and Vincent C. DiTrapano. Exhibit 10.13 to Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.

10.14  Operations Stock Grant Plan for Key Management Employees.

10.15 Employment Agreement dated November 30, 1995, between Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz.

10.16 Guarantee Agreement dated December 15, 1995, between Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz.

13     1996 Annual Report to Stockholders.

21     Subsidiaries of the Registrant.

23     Consent of Independent Public Accountants.

99     Proxy Statement dated August 28, 1996.