Form 10-Q
period 1996-08-31
VITALINK PHARMACY SERVICES INC
filed 1996-10-15
CIK 879970

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended August 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to
                                    ---    ---


                        VITALINK PHARMACY SERVICES, INC.
                        --------------------------------

                         COMMISSION FILE NUMBER 0-19820
                         ------------------------------

Incorporated in Delaware                                 E.I. 37-0903482
------------------------                                ----------------

1250 E. Diehl Road, Suite 208, Naperville, Illinois 60563
---------------------------------------------------------

Telephone: (630) 245-4800
---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
     --        --

13,979,700 Common Shares were outstanding as of October 14, 1996.


                         This report contains 9 pages.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                        PART I.    FINANCIAL INFORMATION






FINANCIAL STATEMENTS


The consolidated balance sheets as of August 31, 1996, the consolidated income statements for the three month periods ended August 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods ended August 31, 1996 and 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 Annual Report to shareholders, previously filed with the Commission. The results of operations for the three month periods ended August 31, 1996 and 1995, and cash flows for the three month periods ended August 31, 1996 and 1995, are not necessarily indicative of the operating results or cash flows for the full year.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      August 31, 1996    May 31, 1996
                                                                      ---------------    ------------
                                                                        (unaudited)       (Note)
ASSETS
CURRENT ASSETS
 Cash                                                                  $        471    $     889
 Receivables (net of allowances of $2,938 and $2,163)                        22,096       20,093
 Inventories                                                                  8,795        7,426
 Deferred income taxes                                                        1,430        1,138
 Other                                                                          343          330
                                                                      -------------    ---------
        TOTAL CURRENT ASSETS                                                 33,135       29,876
DUE FROM PARENT                                                              14,761       16,910
PROPERTY AND EQUIPMENT, AT COST (net of accumulated depreciation)             8,717        8,191
PHARMACY CONTRACTS (net of amortization of $3,237 and $3,004)                 6,351        6,187
GOODWILL (net of amortization of $2,381 and $2,146)                          35,558       31,194
OTHER ASSETS (net of amortization of $3,562 and $3,292)                       4,198        3,565
                                                                      -------------    ---------
        TOTAL ASSETS                                                 $      102,720    $  95,923
                                                                      =============    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                      $      5,160    $   3,918
 Accrued expenses                                                             2,784        2,403
 State income taxes payable                                                     980          725
                                                                      -------------    ---------
        TOTAL CURRENT LIABILITIES                                             8,924        7,046
                                                                      -------------    ---------
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                         3,785        2,578
                                                                      -------------    ---------
STOCKHOLDERS' EQUITY
  Common stock (30,000,000 shares authorized, 13,979,700
   and 13,975,000 shares issued and outstanding, $.01 par
   value)                                                                       140          140
Contributed capital                                                          38,155       38,155
Retained earnings                                                            51,716       48,004
                                                                      -------------    ---------
        TOTAL STOCKHOLDERS' EQUITY                                           90,011       86,299
                                                                      -------------    ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     102,720    $  95,923
                                                                      =============    =========


Note: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               Three Months Ended
                                                                                     August 31,
                                                                       1996                        1995
                                                                 --------------             ---------------
NET REVENUES
  Affiliates and their patients                                    $    18,244               $       15,396
  Non-affiliates and their patients                                     21,129                       16,426
                                                                 -------------               --------------
        Total net revenues                                              39,373                       31,822

COST OF GOODS SOLD                                                      20,005                       15,973
                                                                 -------------               --------------
GROSS PROFIT                                                            19,368                       15,849
                                                                 -------------               --------------
OPERATING EXPENSES
  Payroll expenses                                                       8,198                        6,620
  Selling, general and administrative expenses                           3,342                        2,602
  Provision for doubtful accounts                                          616                          530
  Depreciation and amortization                                          1,247                        1,027
                                                                 -------------               --------------
        Total operating expenses                                        13,403                       10,779
                                                                 -------------               --------------
INCOME FROM OPERATIONS                                                   5,965                        5,070
INTEREST INCOME AND OTHER, NET                                             264                          298
INTEREST EXPENSE                                                           (11)                         (13)
                                                                 -------------               --------------
INCOME BEFORE ALLOCATION OF INCOME TAXES                                 6,218                        5,355
INCOME TAX ALLOCATION                                                    2,506                        2,164
                                                                 -------------               --------------
NET INCOME                                                         $     3,712                 $      3,191
                                                                 =============               ==============
AVERAGE SHARES OUTSTANDING                                              13,980                       13,975
                                                                 =============               ==============
EARNINGS PER SHARE                                                 $       .27                 $        .23
                                                                 =============               ==============

                                      4

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                        Three Months Ended
                                                                                                             August 31,
                                                                                                    1996                1995
                                                                                                -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                    $    3,712          $    3,191
  Reconciliation of net income to cash provided by operating activities:
    Depreciation and amortization                                                                    1,247               1,027
    Provision for doubtful accounts                                                                    616                 530
    Increase in deferred income taxes                                                                  (76)                (93)
    Change in assets and liabilities, net of acquisitions:
             Change in receivables                                                                    (762)             (3,141)
             Change in inventories                                                                    (703)                 35
             Change in other current assets                                                             16                  (7)
             Change in accounts payable and accrued expenses                                           274                 439
             Change in state income taxes payable                                                      255                 (81)
                                                                                                ----------          ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  4,579               1,900
                                                                                                ----------          ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                                                              (570)               (777)
    Decrease in due from parent, net                                                                 2,149               1,342
    Acquisition of pharmacy business                                                                (5,291)             (2,325)
    Other items, net                                                                                  (117)                (30)
                                                                                                ----------            --------
          NET CASH USED IN INVESTING ACTIVITIES                                                     (3,829)             (1,790)
                                                                                                ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of debt                                                                       (1,168)                (13)
                                                                                                ----------          ----------
NET (DECREASE) INCREASE IN CASH                                                                       (418)                 97
CASH AT BEGINNING OF PERIOD                                                                            889                 198
                                                                                                ----------         -----------
CASH AT END OF PERIOD                                                                           $      471         $       295
                                                                                                ==========        ============

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                                  (UNAUDITED)


ACQUISITIONS AND DIVESTITURES
-----------------------------

Fiscal 1997 - First Quarter

On July 31, 1996, The Company acquired Medisco Pharmacies, Inc., located in San Bernardino, California for $5,291,000 in cash plus the assumption of $2,510,000 in liabilities and future payments totalling $1,150,000.

Fiscal 1996

On November 3, 1995, the Company acquired the institutional pharmacy business of Brentview Clinical Pharmacy, located in Los Angeles, California for $3,206,000 in cash plus the assumption of $45,000 in liabilities and future contingent payments based on the achievement of future profitability objectives.

On July 6, 1995, the Company acquired the infusion therapy business of Home Intravenous Care, Inc., located in Loveland, Colorado, for $2,325,000 in cash plus the assumption of $105,000 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

The above acquisitions are accounted for under the purchase method of accounting with the assets recorded a their estimated fair market values at the date of acquisition. The estimated fair market values of pharmacy contracts acquired are amortized over the expected remaining lives of 10 years including estimated contract renewals. Goodwill, representing the excess of acquisition costs over the fair market value of acquired assets, is amortized over 40 years.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company meets its ongoing capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $4,579,000 in the first quarter of fiscal 1997 compared to $1,900,000 in the year earlier period. Operating cash flows not used to acquire pharmacies or invest in new property and equipment is held in the form of a receivable due from Manor Care. The balance due is classified as due from parent on the consolidated balance sheets and totalled approximately $14,800,000 at August 31, 1996.

Acquired businesses were paid for with operating cash flows. The purchase contracts for acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

In connection with the acquisition of Medisco, Vitalink made payments of $1,144,000 in August, 1996 to pay-off certain liabilities assumed.

Effective June 1, 1995, the Company assumed the responsibility of billing the revenues and collecting the receivables derived from the private pay residents of Manor Care facilities. Previously, the Company was paid monthly for these services by Manor Care which in turn billed and collected the receivables from private pay residents. The Company had paid Manor Care a 3% administrative fee on the related revenues for this service. The increase in accounts receivable during the first quarter of fiscal 1996 is primarily the result of this change.

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                                 (UNAUDITED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

On June 1, 1991, the Company entered into an "Intercompany Debt and Credit Agreement" with Manor Care, Inc. pursuant to which Manor Care, Inc. provides the Company with a line of credit of $10,000,000. To date, the line of credit has not been utilized and the entire $10,000,000 balance on the line of credit remains available to the Company. The line of credit and approximately $15,200,000 of cash and amounts due from the Company's parent are available for general corporate purposes, including potential acquisitions of pharmacies, the internal development of additional pharmacies, working capital and capital expenditures.

The Company believes that cash generated from operations, the $10,000,000 line of credit and the remaining amounts due from the Company's parent will be adequate to meet the Company's foreseeable capital and other cash requirements.


RESULTS OF OPERATIONS
---------------------

Net revenues for the three months ended August 31, 1996, were $39,373,000, an increase of $7,551,000 or 23.7% over the same period last year. The increase in net revenues was principally attributable to increases in the number of nursing facility beds serviced by the Company and the continuing rise in patient acuity levels which results in increased revenues per bed. At August 31, 1996, the Company provided services to approximately 52,900 nursing facility beds, including 19,800 Manor Care beds and 33,100 non-affiliate beds. At August 31, 1995, the Company provided services to approximately 42,900 beds, including 16,400 Manor Care beds and 26,500 non-affiliate beds.

Increases in beds serviced were achieved through acquisitions and marketing efforts to customers in existing markets and service to new and existing affiliate facilities.

Gross profit for the three months ended August 31, 1996 was $19,368,000, an
increase of $3,519,000 or 22.2% over the same period last year.   The gross
profit margin was 49.2% for the three months ended August 31, 1996, compared to 49.8% for the same period last year.

Operating expenses increased $2,624,000 to $13,403,000 or 34.0% of net revenues in the first quarter of 1997 compared to $10,779,000 or 33.9% of net revenues in the first quarter of 1996. Payroll and selling, general and administrative expenses increased to support the growth in beds serviced.

The decrease in interest income and other, net, which consists principally of interest earned on the balance due from parent, is primarily due to the slightly lower average balance due from parent and a slightly lower interest rate. The interest earned on the loan is equal to the average 3-month Treasury Bill rate plus 100 basis points.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 4.     Submission of Matters to a Vote of Security Holders.
------

            At the annual shareholders' meeting on October 2, 1996, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:


                                                              AGAINST/
                                             FOR              WITHHELD
                                         ----------         -----------

                Stewart Bainum, Jr.      13,776,897           12,150
                Harold Blumenkrantz      13,776,897           12,150
                Joseph R. Buckely        13,776,897           12,150
                Donna L. DeNardo         13,776,547           12,500
                Anil K. Gupta            13,776,897           12,150
                James A. MacCutcheon     13,776,697           12,350
                James H. Rempe           13,776,897           12,150
                Donald C. Tomasso        13,776,697           12,350
                Marvin Wilensky          13,776,897           12,150



            The shareholders also voted to approve resolutions to adopt the 1996 Long-Term Incentive Plan and the 1995 Employee Stock Purchase Plan. The number of votes cast was as follows:


                                                              AGAINST/
                                             FOR              WITHHELD
                                         ----------          ----------
         1996 Long-Term Incentive Plan   13,463,027          314,485
         1995 Employee Stock Purchase    13,165,112          612,400
              Plan

ITEM 6.  Exhibits and Reports on Form 8-K
-------


         There were no reports filed on Form 8-K for the three months ended
            August 31, 1996.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VITALINK PHARMACY SERVICES, INC.
                        --------------------------------
                                  (Registrant)




Date:  October 14, 1996                    By: /s/ Scott T. Macomber
                                               -------------------------------
                                               Scott T. Macomber
                                               Vice President, Finance and
                                               Chief Financial Officer