Form 10-K405/A
period 1996-05-31
VITALINK PHARMACY SERVICES INC
filed 1996-12-23
CIK 879970

                                   FORM 10-K/A


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

                         Commission File Number 0-19820
                                                -------


                       VITALINK PHARMACY SERVICES, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  37-0903482
-------------------------------                 ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


 1250 East Diehl Road, Naperville, Illinois                  60563
---------------------------------------------           ----------------
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

     The number of shares of Vitalink's Common Stock outstanding at May 31, 1996 was 13,979,700.


                      DOCUMENTS INCORPORATED BY REFERENCE:

PART II     1996 Annual Report to Stockholders
PART III    Proxy Statement dated August 29, 1996


                                     PART I
                                     ------

ITEM 1.   Business.
------    --------

General
-------

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

Institutional Pharmacy Industry
-------------------------------

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

Pharmacy Operations
-------------------

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

Services Offered by the Company
-------------------------------

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

Purchasing
----------

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

Reimbursement and Billing
-------------------------

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

Dependence on Key Customer
--------------------------

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

Competition
-----------

     The Company competes with numerous local and regional institutional pharmacies, as well as the pharmacy operations owned by long-term care providers other than Manor Care. These competitors provide product and service offerings similar to those provided by the Company. A number of competitors are larger or have greater financial resources than the Company.

Quality Assurance
-----------------

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

Government Regulation
---------------------

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

Employees
---------

     At May 31, 1996, the Company had approximately 945 employees. The Company believes it enjoys a good relationship with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Insurance
---------

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

ITEM 5.   Market for Registrant's Common Equity and Related
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

ITEM 7.      Management's Discussion and Analysis of
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

ITEM 9.      Changes in and Disagreements with Accountants
------       ---------------------------------------------
             on Accounting and Financial Disclosure.
             --------------------------------------
             Not applicable


                                    PART III
                                    --------

ITEM 10.    Directors and Executive Officers of the
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

ITEM 12.    Security Ownership of Certain Beneficial
-------     ----------------------------------------
            Owners and Management.
            ---------------------
            The required information is included in
            the specified pages of the Proxy Statement
            dated August 28, 1996 and is incorporated
            herein by reference.                                          2-4

ITEM 13.    Certain Relationships and Related
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

ITEM 14.    Exhibits, Financial Statement Schedules, and
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


        Signature                   Title                Date
---------------------------  -------------------    ---------------

/s/  Donald C. Tomasso       Chairman, Director     August 28, 1996
---------------------------  and Chief Executive
     Donald C. Tomasso       Officer


/s/  Stewart Bainum, Jr.     Vice Chairman          August 28, 1996
---------------------------  and Director
     Stewart Bainum, Jr.

/s/  Donna L. DeNardo        Director, President    August 28, 1996
---------------------------  and Chief Operating
     Donna L. DeNardo        Officer


/s/  James A. MacCutcheon    Director and           August 28, 1996
---------------------------  Treasurer
     James A. MacCutcheon

/s/  James H. Rempe          Director and           August 28, 1996
---------------------------  Secretary
     James H. Rempe

/s/  Harold Blumenkrantz     Director               August 28, 1996
---------------------------
     Harold Blumenkrantz

/s/  Anil K. Gupta           Director               August 28, 1996
---------------------------
     Anil K. Gupta

/s/  Marvin Wilensky         Director               August 28, 1996
---------------------------
     Marvin Wilensky

/s/  Joseph R. Buckley       Director               August 28, 1996
---------------------------
     Joseph R. Buckley

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


ARTHUR ANDERSEN LLP


Washington, D.C.,
June 25, 1996

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)


                                                                     SCHEDULE II


                                                              ADDITIONS
                                                      ----------------------
                                         BALANCE AT   CHARGED                            BALANCE AT
                                         BEGINNING    TO PROFIT                WRITE-      END OF
        DESCRIPTION                      OF PERIOD    AND LOSS     OTHER/1/     OFFS       PERIOD
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