Form 10-Q
period 1996-11-30
VITALINK PHARMACY SERVICES INC
filed 1997-01-14
CIK 879970

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______



                        VITALINK PHARMACY SERVICES, INC.

                         COMMISSION FILE NUMBER 0-19820

Incorporated in Delaware                                      E.I. 37-0903482

1250 E. Diehl Road, Suite 208, Naperville, Illinois 60563

Telephone: (708) 505-1320


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     --      --

13,979,700 Common Shares were outstanding as of January 14, 1997.


                         This report contains 10 pages.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                        PART I.    FINANCIAL INFORMATION






FINANCIAL STATEMENTS


The consolidated balance sheet as of November 30, 1996, the consolidated income statements for the three and six month periods ended November 30, 1996 and November 30, 1995, and the consolidated statements of cash flows for the six month periods ended November 30, 1996 and November 30, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 Annual Report to Shareholders, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1996 and November 30, 1995, and cash flows for the six months ended November 30, 1996 and November 30, 1995, are not necessarily indicative of the operating results or cash flows for the full year.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                    November 30, 1996   May 31, 1996
                                                                    -----------------   -------------
                                                                        (unaudited)       (Note)
ASSETS
CURRENT ASSETS
Cash                                                                      $   1,137    $     889
 Receivables (net of allowances of $3,199 and $2,163)                        23,086       20,093
 Inventories                                                                  9,650        7,426
 Deferred income taxes                                                        1,576        1,138
 Other                                                                          454          330
                                                                          ---------    ---------
   TOTAL CURRENT ASSETS                                                      35,903       29,876
DUE FROM PARENT                                                              13,417       16,910
PROPERTY AND EQUIPMENT, AT COST (net of accumulated depreciation)             9,495        8,191
PHARMACY CONTRACTS (net of amortization of $3,523 and $3,044)                 6,108        6,187
GOODWILL (net of amortization of $2,602 and $2,146)                          36,269       31,194
OTHER ASSETS (net of amortization of $3,865 and $3,292)                       4,301        3,565
                                                                          ---------    ---------
   TOTAL ASSETS                                                           $ 105,493    $   95,923
                                                                          =========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                         $   4,327    $   3,918
 Accrued expenses                                                             2,607        2,403
 State income taxes payable                                                     824          725
                                                                          ---------    ---------
   TOTAL CURRENT LIABILITIES                                                  7,758        7,046
                                                                          ---------    ---------
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                         3,838        2,578
STOCKHOLDERS' EQUITY                                                      ---------    ---------
 Common stock (30,000,000 shares authorized, 13,979,700
  and 13,975,000 shares issued and outstanding, $.01 par value)                 140          140
 Contributed capital                                                         38,155       38,155
 Retained earnings                                                           55,602       48,004
                                                                          ---------    ---------
   TOTAL STOCKHOLDERS' EQUITY                                                93,897       86,299
                                                                          ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 105,493    $  95,923
                                                                          =========    =========


Note: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)




                                                   Three Months Ended       Six Months Ended
                                                      November 30,            November 30,
                                                    1996       1995          1996      1995
                                                    ----       ----         -----      ----
NET REVENUES
 Affiliates and their patients                      $19,098    $16,163      $37,342    $31,559
 Non-affiliates and their patients                   24,248     17,835       45,377     34,261
                                                    -------    -------      -------    -------
   Total net revenues                                43,346     33,998       82,719     65,820
COST OF GOODS SOLD                                   22,154     17,009       42,159     32,982
                                                    -------    -------      -------    -------
GROSS PROFIT                                         21,192     16,989       40,560     32,838
OPERATING EXPENSES                                  -------    -------      -------    -------
 Payroll expenses                                     9,387      7,091       17,585     13,711
 Selling, general and administrative expenses         3,465      2,821        6,807      5,423
 Provision for doubtful accounts                        735        632        1,351      1,162
 Depreciation and amortization                        1,348      1,055        2,595      2,082
                                                    -------    -------     --------    -------
   Total operating expenses                          14,935     11,599       28,338     22,378
                                                    -------    -------     --------    -------
INCOME FROM OPERATIONS                                6,257      5,390       12,222     10,460
INTEREST INCOME AND OTHER, NET                          281        269          545        567
INTEREST EXPENSE                                        (42)       (12)         (53)       (25)
INCOME BEFORE ALLOCATION                            -------    -------     --------    -------
OF INCOME TAXES                                       6,496      5,647       12,714     11,002
INCOME TAX ALLOCATION                                 2,610      2,281        5,116      4,445
                                                    -------    -------      -------    -------
NET INCOME                                          $ 3,886    $ 3,366     $  7,598    $ 6,557
                                                    =======    =======     ========    =======
AVERAGE SHARES OUTSTANDING                           13,980     13,975       13,980     13,975
                                                    =======    =======     ========    =======
EARNINGS PER SHARE                                  $  0.28    $  0.24     $   0.54    $ $0.47
                                                    =======    =======     ========    =======


               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                                   Six Months Ended
                                                                                                      November 30,
                                                                                                 1996               1995
                                                                                            --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                  $     7,598       $       6,557
 Reconciliation of net income to cash provided by operating activities:
  Depreciation and amortization                                                                    2,595               2,082
  Provision for doubtful accounts                                                                  1,351               1,162
  Increase (decrease) in net deferred taxes                                                           (3)                384
  Changes in assets and liabilities, net of acquisitions
   Change in receivables                                                                          (2,487)             (6,500)
   Change in inventories                                                                          (1,558)                534
   Change in other current assets                                                                    (95)               (145)
   Change in accounts payable and accrued expenses                                                  (734)              1,270
   Change in state income taxes payable                                                               99                (481)
                                                                                             -----------       -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        6,766               4,863
                                                                                             -----------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property and equipment                                                             (1,927)             (1,768)
 Decrease in Due from Parent                                                                       3,493               2,899
 Acquisition of pharmacy businesses                                                               (5,291)             (5,286)
 Deferred payment on previous acquisition                                                           (900)               (447)
 Other items, net                                                                                   (556)               (113)
                                                                                             -----------       -------------
  NET CASH USED IN INVESTING ACTIVITIES                                                           (5,181)             (4,715)

CASH FLOWS FROM FINANCING ACTIVITIES:                                                        -----------       -------------
 Principal payments of debt                                                                       (1,337)                (26)
                                                                                             ----------        -------------
NET INCREASE IN CASH                                                                                 248                 122
CASH AT BEGINNING OF PERIOD                                                                          889                 198
                                                                                             -----------        ------------
CASH AT END OF PERIOD                                                                        $     1,137        $        320
                                                                                             ===========        ============


               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
                                  (UNAUDITED)


ACQUISITIONS AND DIVESTITURES

Fiscal 1997

On July 31, 1996, the Company acquired Medisco Pharmacies, Inc., located in San Bernardino, California for $5,291,000 in cash plus the assumption of $2,510,000 in liabilities and future payments totalling $1,150,000.

Fiscal 1996

On November 3, 1995, the Company acquired the institutional pharmacy business of Brentview Clinical Pharmacy, located in Lost Angeles, California for $3,206,000 in cash plus the assumption of $45,000 in liabilities and future contingent payments based on the achievement of future profitability objectives.

On July 6, 1995, the Company acquired the infusion therapy business of Home Intravenous Care, Inc., located in Loveland, Colorado, for $2,325,000 in cash plus the assumption of $105,000 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

The above acquisitions are accounted for under the purchase method of accounting with the assets recorded at their estimated fair market values at the date of acquisition. The estimated fair market values of pharmacy contracts acquired are amortized over the expected remaining lives of 10 years including estimated contract renewals. Goodwill, representing the excess of acquisition costs over the fair market value of acquired assets, is amortized over 40 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its on-going capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $6,766,000 in the first six months of fiscal 1997 compared to $4,863,000 in the year earlier period. Operating cash flows not used to acquire pharmacies or invest in new property and equipment is held in the form of a receivable due from Manor Care. The balance due is classified as due from parent on the consolidated balance sheets and totalled approximately $13,400,000 at November 30, 1996.

Acquired businesses were paid for with operating cash flows. The purchase contracts for acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

In connection with the acquisition of Medisco, Vitalink made payments of $1,144,000 in August, 1996 to pay-off certain liabilities assumed.

Effective June 1, 1995, the Company assumed the responsibility of billing the revenues and collecting the receivables derived from the private pay residents of Manor Care facilities. Previously, the Company was paid monthly for these services by Manor Care which in turn billed and collected the receivables from private pay residents. The Company had paid Manor Care a 3% administrative fee on the related revenues for this service. The increase in accounts receivable during the first six months of fiscal 1996 is primarily the result of this change.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
                                  (UNAUDITED)




LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On June 1, 1991, the Company entered into an "Intercompany Debt and Credit Agreement" with Manor Care, Inc. pursuant to which Manor Care, Inc. provides the Company with a line of credit of $10,000,000. To date, the line of credit has not been utilized and the entire $10,000,000 balance on the line of credit remains available to the Company. The line of credit and approximately $14,500,000 of cash and amounts due from the Company's parent are available for general corporate purposes, including potential acquisitions of pharmacies, the internal development of additional pharmacies, working capital and capital expenditures.

The Company believes that cash generated from operations, the $10,000,000 line of credit and the remaining amounts due from the Company's parent will be adequate to meet the Company's foreseeable capital and other cash requirements.

RESULTS OF OPERATIONS

Net revenues for the three months ended November 30, 1996, were $43,346,000, an increase of $9,348,000 or 27.5% over the year earlier period. For the six months ended November 30, 1996, net revenues were $82,719,000, an increase of $16,899,000, or 25.7% over the same period last year. The increase in net revenues was principally attributable to increases in the number of nursing facility beds serviced by the Company and the continuing rise in patient acuity levels which results in increased revenues per bed. At November 30, 1996, the Company provided services to approximately 54,300 nursing facility beds, including 20,600 Manor Care beds and 33,700 non-affiliate beds. At November 30, 1995, the Company provided services to approximately 47,300 beds, including 17,300 Manor Care beds and 30,000 non-affiliate beds.

Increases in beds serviced were achieved through acquisitions and marketing efforts to customers in existing markets and service to new and existing affiliate facilities.

Gross profit for the three months ended November 30, 1996 was $21,192,000, an increase of $4,203,000 or 24.7% over the same period last year. For the six months ended November 30, 1996, gross profit was $40,560,000, an increase of $7,722,000 or 23.5% over the year earlier period. The gross profit margins for the three and six months ended November 30, 1996, were 48.9% and 49.0%, respectively, compared to 50.0% and 49.9% for the same periods last year.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996
                                  (UNAUDITED)




RESULTS OF OPERATIONS (CONTINUED)

Operating expenses increased $3,336,000 to $14,935,000 or 34.5% of net revenues for the three months ended November 30, 1996 compared to $11,599,000 or 34.1% of net revenues for the year earlier period. For the six months ended November 30, 1996, operating expenses increased $5,960,000 to $28,338,000 or 34.3% of net revenues compared to $22,378,000 or 34.0% of net revenues for the same period last year. Payroll and selling, general and administrative expenses increased to support the growth in beds serviced and reflect the cost of increased marketing efforts.

Interest income and other, net, which consists principally of interest earned on the balance due from parent, changed slightly reflecting the small change in the average balance due from parent and the interest rate. The interest earned on the loan is equal to the average 3-month Treasury Bill rate plus 100 basis points.

SUBSEQUENT EVENT

On January 8, 1997, the Company's Form S-4 Registration Statement previously filed with the Securities and Exchange Commission in connection with its previously announced and pending merger of GranCare, Inc. was declared effective. On September 3, 1996, the Company entered into a definitive agreement to merge GranCare's institutional pharmacy business, conducted through its TeamCare subsidiary, with and into Vitalink. Subsequent to GranCare's spin-off of its skilled nursing business, Vitalink will issue approximately 11.6 million shares of Vitalink Common Stock in exchange for all of the outstanding shares and stock options of GranCare and refinance GranCare's $100.0 million Senior Subordinated Notes. The purchase price is estimated to approximate $355 million and the merger will be accounted for using the purchase method of accounting. The Boards of Directors of both companies have approved the merger, but the merger is subject to, among other conditions, the approval of GranCare's shareholders. If consummated, the merger is expected to be completed on or about February 10, 1997.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 2.1   Agreement and Plan of Merger between
                       Vitalink Pharmacy Services, Inc. and GranCare, Inc. dated September 3, 1996, as amended. Incorporated by reference to Annex B to the Company's Amendment No. 1 to the Registration Statement on Form S-4, file No. 333-19097, filed with the Securities and Exchange Commission on January 8, 1997.

            (b) There were no reports filed on Form 8-K for the three months ended November 30, 1996.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VITALINK PHARMACY SERVICES, INC.
                                  (Registrant)




Date:  January 14, 1997              By: /s/ Scott T. Macomber
                                         --------------------------------
                                         Scott T. Macomber
                                         Vice President, Finance and
                                         Chief Financial Officer