Form 10-Q
period 1997-02-28
VITALINK PHARMACY SERVICES INC
filed 1997-04-14
CIK 879970

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended February 28, 1997

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

Telephone: (630) 245-4811


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---


25,365,400 Common Shares were outstanding as of April 14, 1997.


                        This report contains 10 pages.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                        PART I.    FINANCIAL INFORMATION






FINANCIAL STATEMENTS


The consolidated balance sheet as of February 28, 1997, the consolidated income statements for the three and nine month periods ended February 28, 1997 and February 29, 1996, and the consolidated statements of cash flows for the nine month periods ended February 28, 1997 and February 29, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 Annual Report to Shareholders and the Form S-4 with respect to the merger consummated on February 12, 1997 with GranCare's institutional pharmacy business, TeamCare, previously filed with the Commission. The results of operations for the three and nine month periods ended February 28, 1997 and February 29, 1996, and cash flows for the nine months ended February 28, 1997 and February 29, 1996, are not necessarily indicative of the operating results or cash flows for the full year.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           February 28, 1997      May 31, 1996
                                                                          -------------------     ------------
                                                                              (unaudited)            (Note)
 ASSETS
 CURRENT ASSETS
   Cash                                                                    $       10,630         $     889
   Receivables (net of allowance of $17,898 and $2,163)                            70,529            20,093
   Inventories                                                                     24,572             7,426
   Deferred income taxes                                                            4,514             1,138
   Other                                                                            1,139               330
                                                                          ----------------       -----------
         TOTAL CURRENT ASSETS                                                     111,384            29,876

 DUE FROM PARENT                                                                    9,770            16,910

 PROPERTY AND EQUIPMENT, AT COST (net of accumulated depreciation)                 22,752             8,191

 PHARMACY CONTRACTS (net of amortization of $3,908 and $3,044)                     39,985             6,187

 GOODWILL (net of amortization of $3,407 and $2,146)                              338,282            31,194

 OTHER ASSETS (net of amortization of $4,307 and $3,292)                            5,890             3,565
                                                                          ----------------       -----------
         TOTAL ASSETS                                                      $      528,063         $  95,923
                                                                          ================       ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                                        $       32,362         $   3,918
   Accrued expenses                                                                22,118             2,403
   State income taxes payable                                                         811               725
   Current portion of long-term debt                                                4,650                 -
                                                                          ----------------       -----------
         TOTAL CURRENT LIABILITIES                                                 59,941             7,046
                                                                          ----------------       -----------
 LONG-TERM DEBT                                                                   105,832                 -
                                                                          ----------------       -----------
 DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES                             21,054             2,578
                                                                          ----------------       -----------
 STOCKHOLDERS' EQUITY
   Common stock (80,000,000 and 30,000,000 shares authorized,
    25,329,600 and 13,979,700 shares issued and outstanding,
    $.01 par value)                                                                   253               140
   Contributed capital                                                            280,634            38,155
   Retained earnings                                                               60,349            48,004
                                                                          ----------------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                               341,236            86,299
                                                                          ----------------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      528,063         $  95,923
                                                                          ================       ===========

Note: The balance sheet at May 31, 1996 has been taken from the audited financial statements at that date.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)






                                                                   Three Months Ended                  Nine Months Ended
                                                                February 28   February 29           February 28  February 29
                                                                -------------------------           ------------------------

                                                                     1997       1996                      1997       1996
                                                                     ----       ----                      ----       ----
NET REVENUES
  Affiliates and their patients                                    $20,720    $16,982                   $58,062    $48,541
  Non-affiliates and their patients                                 49,052     19,515                    94,430     53,776
                                                                    -------    -------                   ------     ------
        Total net revenues                                          69,772     36,497                   152,492    102,317

COST OF GOODS SOLD                                                  36,351     18,610                    78,510     51,592
                                                                    -------    -------                  -------     -------

GROSS PROFIT                                                        33,421     17,887                    73,982     50,725
                                                                   --------    -------                  -------     -------

OPERATING EXPENSES
  Payroll expenses                                                  15,446      7,604                    33,031     21,315
  Selling, general and
    administrative expenses                                          6,007      3,052                    12,815      8,475
  Provision for doubtful accounts                                    1,090        474                     2,441      1,636
  Depreciation and amortization                                      2,404      1,111                     4,999      3,193
                                                                     ------     ------                    -----      -----
        Total operating expenses                                    24,947     12,241                    53,286     34,619
                                                                    -------    -------                   ------     ------

INCOME FROM OPERATIONS                                               8,474      5,646                    20,696     16,106

INTEREST INCOME AND OTHER, NET                                         257        227                       802        794

INTEREST EXPENSE                                                      (340)       (14)                     (393)       (39)
                                                                    -------     ------                    ------       ----

INCOME BEFORE ALLOCATION
 OF INCOME TAXES                                                     8,391      5,859                    21,105     16,861

INCOME TAX ALLOCATION                                                3,644      2,373                     8,760      6,818
                                                                     ------     -----                     ------     ------

NET INCOME                                                          $4,747    $ 3,486                   $12,345   $ 10,043
                                                                    =======   =======                   ========  =========

AVERAGE SHARES OUTSTANDING                                          17,511     13,975                    15,140     13,975
                                                                    =======   =======                    =======    =======

EARNINGS PER SHARE                                                    0.27      $0.25                     $0.82      $0.72
                                                                      =====     =====                     =====      =====

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                       Nine Months Ended
                                                                                February 28,       February 29,
                                                                                   1997                1996
                                                                                -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  12,345              $   10,043
  Reconciliation of net income to cash provided by operating activities:
        Depreciation and amortization                                              4,999                   3,193
        Provision for doubtful accounts                                            2,441                   1,636
        Increase in net deferred taxes                                               428                     644
        Changes in assets and liabilities, net of acquisitions:
           Changes in receivables                                                (10,067)                 (9,722)
           Changes in inventories                                                 (1,356)                   (501)
           Changes in other current assets                                          (365)                   (141)
           Changes in accounts payable and accrued expenses                        7,285                   1,644
           Changes in state income taxes payable                                      86                    (324)
                                                                               ---------              ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                 15,796                   6,472
                                                                               ---------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property and equipment                                            (3,106)                 (2,834)
  Decrease in Due from Parent                                                      7,140                   4,430
  Acquisition of pharmacy businesses, net of cash acquired                      (102,691)                 (5,286)
  Deferred payments on previous acquisitions                                      (1,856)                 (2,275)
  Other items, net                                                                (1,605)                   (472)
                                                                               ---------              ----------
        NET CASH USED IN INVESTING ACTIVITIES                                   (102,118)                 (6,437)
                                                                               ---------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt                                                      (1,337)                    (38)
  Net borrowings under revolving credit agreement                                 97,400                       -
                                                                               ---------              ----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       96,063                     (38)
                                                                               ---------              ----------

NET INCREASE (DECREASE) IN CASH                                                    9,741                      (3)
CASH AT BEGINNING OF PERIOD                                                          889                     198
                                                                               ---------              ----------
CASH AT END OF PERIOD                                                          $  10,630              $      195
                                                                               =========              ==========

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


MERGERS AND ACQUISITIONS

Fiscal 1997

On February 12, 1997, the Company merged with TeamCare, GranCare's institutional pharmacy business, by acquiring all of the outstanding shares of GranCare, Inc. after the spin-off of its skilled nursing business. The Company issued approximately 11.3 million shares of common stock and funded the redemption of $100 million face value of GranCare senior subordinated notes. The merger was accounted for using the purchase method of accounting with an effective date of February 1, 1997 and, accordingly, the results of operations of TeamCare have been included in the consolidated financial statements since February 1, 1997. The purchase price of $351,000 was allocated to the net assets acquired based on their estimated fair values at the date of the merger. The excess of the purchase price over the fair value of net assets acquired was approximately $222,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

The purchase price has been allocated on a preliminary basis to the net assets purchased and liabilities assumed as presented below. The allocation is subject to adjustment should new or additional facts about the business become known.


  Working capital                   $19,204
  Property and equipment             12,850
  Pharmaceutical Supply Agreement    34,262
  Other assets                        2,240
  Goodwill                          300,959
  Other liabilities                 (18,515)
                                   --------
    Purchase price                 $351,000
                                   ========

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and TeamCare as if the merger had occurred at the beginning of fiscal 1996, after giving effect to amortization of goodwill, increased interest expense on the acquisition debt and related income tax effects.

                    Nine Months Ended  Twelve Months Ended
                    February 28, 1997     May 31, 1996
                    -----------------  -------------------
Net revenues            $336,497           $360,939
Net income               $16,034            $16,747
Earnings per share         $0.63              $0.66

The pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the merger been effective at the beginning of fiscal 1996, nor is the pro forma information necessarily indicative of results that will be obtained in the future.

On July 31, 1997, the Company acquired Medisco Pharmacies, Inc., located in San Bernardino, California for $5,291 in cash plus the assumption of $2,510 in liabilities and future payments totaling $1,150.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


MERGERS AND ACQUISITIONS (CONTINUED)

Fiscal 1996

On November 3, 1995, the Company acquired the institutional pharmacy business of Brentview Clinical Pharmacy, located in Los Angeles, California for $3,206 in cash plus the assumption of $45 in liabilities and future contingent payments based on the achievement of future profitability objectives.

On July 6, 1995, the Company acquired the infusion therapy business of Home Intravenous Care, Inc., located in Loveland, Colorado, for $2,325 in cash plus the assumption of $105 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

The above acquisitions are accounted for under the purchase method of accounting with the net assets recorded at their estimated fair market values
at the date of acquisition.   Goodwill, representing the excess of acquisition
costs over the fair market value of acquired net assets, is amortized over 40 years.


LIQUIDITY AND CAPITAL RESOURCES

The Company meets its on-going capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $15,796 in the nine months ended February 28, 1997, compared to $6,472 in the year earlier period. Operating cash flows not used to acquire pharmacies or invest in new property and equipment are held in the form of a receivable due from Manor Care. The balance due is classified as due from parent on the consolidated balance sheets and totalled approximately $9,800 at February 28, 1997.

Except for the TeamCare merger, previously acquired businesses were paid for with operating cash flows. The purchase contracts for previous acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In connection with the TeamCare merger, the Company entered into a five-year revolving credit agreement with various banks providing for unsecured borrowings of up to $200,000. Funds to redeem $98,230 of GranCare's $100,000 face value senior subordinated notes were obtained through borrowings under the credit agreement. The $1,770 balance of the untendered notes was assumed by the Company. Under the credit agreement, the Company may borrow initially at LIBOR plus 0.25%. A fee of 0.15% per annum is charged on the $200,000 commitment. The terms of the credit agreement contain, among other provisions, requirements for maintaining defined levels of net worth, annual capital expenditures and interest coverage and debt-to-equity ratios. At February 28, 1997, there were $97,400 in borrowings outstanding under the credit agreement.

On June 1, 1991, the Company entered into an "Intercompany Debt and Credit Agreement" with Manor Care pursuant to which Manor Care provides the Company with a line of credit of $10,000. To date, the line of credit has not been utilized and the entire $10,000 balance on the line of credit remains available to the Company.

Funds from the credit agreements, cash balances and amounts due from Manor Care are available for general corporate purposes, including potential acquisitions of pharmacies, the internal development of additional pharmacies, working capital and capital expenditures. The Company believes that its cash balances, amounts due from Manor Care, cash flows from operations and available credit sources will be adequate to meet the Company's foreseeable capital and other cash requirements.


RESULTS OF OPERATIONS

Net revenues for the three months ended February 28, 1997 were $69,772, an increase of $33,275 or 91.2% over the same period last year. For the nine months ended February 28,1997, net revenues were $152,492, an increase of $50,175 or 49.0% over the year earlier period. The increase in net revenues was principally attributable to the inclusion of TeamCare revenues effective
February 1, 1997.   Excluding TeamCare revenues, net revenues for the three and nine month periods ended February 28, 1997 increased 29.0% and 26.8%,
respectively, from year earlier periods.   At February 28, 1997, the Company
provided services to approximately 172,000 institutional beds. At February 29, 1996, the Company provided services to approximately 48,500 beds. At the date of the merger, TeamCare served approximately 115,000 beds.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the three months ended February 28, 1997 was $33,421, an increase of $15,534 or 86.8% over the same period last year. For the nine months ended February 28, 1997, gross profit was $73,982, representing an increase of 45.8% over the year earlier period. The gross profit margins for the three and nine months ended February 28, 1997 were 47.9% and 48.5%, respectively, compared to 49.0% and 49.6% for the comparable periods last year. The increase in gross profit is largely attributable to the inclusion of TeamCare results effective February 1, 1997.

Operating expenses increased $12,706 to $24,947 or 35.8% of net revenues in the third quarter of fiscal 1997 compared to $12,241 or 33.5% of net revenues in the third quarter of fiscal 1996. The increase in operating expenses as a percentage of net revenues reflects TeamCare's historically higher operating expenses as a percentage net revenues and the amortization for one month of goodwill associated with the TeamCare merger.

The increase in interest expense for the three and nine months ended February 28, 1997 is due to interest expense incurred during February on borrowings under the credit agreement used to fund the TeamCare merger. The interest rate on borrowings under the credit agreement is LIBOR plus 0.25%.




                          PART II.  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

On February 27, 1997, a Form 8-K was filed in connection with the consummation of the merger with TeamCare on February 12, 1997.

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


                                          VITALINK PHARMACY SERVICES, INC.
                                          (Registrant)




Date: April 14, 1997                      By:
                                              ---------------------------
                                              Scott T. Macomber
                                              Vice President, Finance and
                                              Chief Financial Officer