Form 10-K
period 1997-05-31
VITALINK PHARMACY SERVICES INC
filed 1997-08-29
CIK 879970

                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended            May 31, 1997
                                --------------------------



                                       OR



 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from __________ to ___________



                         Commission File Number 0-19820
                                                -------



                        VITALINK PHARMACY SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)



                    DELAWARE                      37-0903482
         -------------------------------     ------------------
         (State or Other Jurisdiction of     (I.R.S. Employer
         Incorporation or Organization)      Identification No.)


      1250 EAST DIEHL ROAD, NAPERVILLE, ILLINOIS
                      SUITE 208                           60563
      -------------------------------------------      -----------
       (Address of Principal Executive Offices)         (Zip Code)



Registrant's telephone number, including area code (630) 245-4800
                                                   --------------


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:



                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
-------------------------------------------------------------------------------
                                (Title of Class)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes           No        X
                        -----             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates was $218,551,024 as of August 14, 1997 based upon a closing price of $19.50 per share.

     The number of shares of Vitalink's Common Stock outstanding at August 14, 1997 was 25,386,553.


                      DOCUMENTS INCORPORATED BY REFERENCE:


PART II    1997 Annual Report to Stockholders

PART III   Proxy Statement pertaining to 1997 Annual Meeting of Stockholders

                                     PART I


ITEM 1.  BUSINESS.


GENERAL



     Vitalink Pharmacy Services, Inc. (the "Company" or "Vitalink") provides institutional pharmacy services to nursing facilities and other institutions. Vitalink directly or through its wholly owned subsidiaries presently operates 57 institutional pharmacies (including four regional infusion pharmacies), and other pharmacy related businesses which, among other things, specialize in pharmaceutical dispensing of individual medications, pharmacy consulting (drug regimen review of potential medication interaction as well as regulatory compliance with medication and administration guidelines), infusion therapy and other ancillary products and services. The Company also provides parenteral and enteral nutrition products to patients who qualify under Medicare Part B and bills Medicare directly for these products.

     In 1981 Vitalink was acquired by a subsidiary of Manor Care, Inc. (Manor Care, Inc. or its subsidiary are referred to hereafter as "Manor Care"), one of the nation's largest publicly owned providers of long-term care services. Vitalink was included in the acquisition of Americana Healthcare Corporation, which had incorporated the predecessor of Vitalink in 1967. The Company changed its name from TotalCare Pharmacy Services, Inc. in January 1992.

     Vitalink sold 2,475,000 shares of its common stock in an initial public offering in 1992. As of May 31, 1997, Manor Care owned approximately 51.2% of Vitalink's common stock par value $.01 per share (the "Common Stock").

     On February 12, 1997, the Company acquired TeamCare, Inc. ("TeamCare"), the institutional pharmacy business of GranCare, Inc., a California corporation ("Old GranCare"), in a merger (the "Merger") for consideration consisting of:
(i) 0.478 of a share of Common Stock of the Company, for each share of Old GranCare common stock, par value $.001 per share, outstanding at the time of the Merger; (ii) the incurrence or assumption by the Company on behalf of Old GranCare of approximately $109 million of indebtedness; and (iii) the issuance by the Company of options to purchase approximately 1,121,030 shares of the Company's Common Stock (in connection with the assumption by the Company of certain options granted to employees or former employees of Old GranCare). The purchase price paid by the Company in connection with the Merger is approximately $351 million.

     In connection with the Merger, the Company acquired approximately 33 institutional pharmacies and several related pharmacy businesses. The Merger was accounted for using the purchase method of accounting. Unless the context requires otherwise, as used hereafter, the terms "Company" or "Vitalink" refer to the Company as comprised following the completion of the Merger.

     In connection with the Merger, Old GranCare's skilled nursing business was transferred to New GranCare, Inc., a Delaware corporation ("New GranCare"), then a wholly owned subsidiary of Old GranCare, and all of New GranCare's common stock was distributed at the time of the Merger to the shareholders of Old GranCare (referred to hereafter as the "Spin-Off"). Following the Spin-Off, the name of New GranCare was changed to "GranCare, Inc.," which became an independent company as of the time of the Merger. Unless the context otherwise requires, all references to "GranCare" hereafter refer to the company resulting from the Spin-Off, following the aforementioned name change.

     On July 14, 1997, the Company acquired substantially all of the assets of Nationwide Pharmacies located in Upper Marlboro, Maryland, for approximately $5,550,000 in cash and future contingent payments based on the achievement of certain future profitability objectives.

     On July 31, 1996, the Company acquired the institutional pharmacy business of Medisco Pharmacies, Inc. located in San Bernardino, California for (i) $5,291,000 in cash; (ii) the assumption of $2,510,000 in liabilities and (iii) future payments totaling $1,150,000.

INSTITUTIONAL PHARMACY INDUSTRY


     Institutional pharmacies purchase and distribute prescription and non-prescription medications for residents in institutional settings, including nursing facilities, assisted living facilities, correctional facilities, retirement centers and other institutions. Institutional pharmacies also provide consultant services, including evaluation of individual patient drug therapy and monitoring of nursing facility drug administration, storage and control practices to help ensure a sound pharmaceutical delivery system and compliance with state and federal regulations.


     A number of factors are expected to contribute to the continuing expansion of the long-term care and institutional pharmacy industries, including the growth in, and the greater affluence of, the U.S. elderly population, the trend toward delivery of cost-efficient health care in non-hospital settings and the increasing practice of early patient discharge from hospitals due to cost-containment measures.


PHARMACY OPERATIONS


     The Company provided institutional pharmacy services to facilities with approximately 172,000 beds from 56 institutional pharmacies, including four regional infusion pharmacies, as of May 31, 1997. (A 57th pharmacy was acquired in July 1997.) The Company services each market in which it operates through a hub pharmacy or, in cases where markets are geographically close, a satellite pharmacy. A market generally consists of nursing facilities and other institutions within a radius of up to 150 miles, depending on demographics and travel times.

     Vitalink has expanded from three pharmacies in 1981 to 57 institutional pharmacies, including four regional infusion pharmacies, as of July 1997. The pharmacies are located in 20 states: California, Colorado, Florida, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Wisconsin.

     Management has developed a focused growth strategy that includes (i) continued penetration of existing markets through selling more products to existing customers and marketing directed to new customers; (ii) infusion therapy revenue generation created by targeting specific nursing facilities and home health care agencies; and (iii) acquisitions of pharmacies that can be consolidated with existing Company pharmacies or serve as a more rapid entry into new markets.

     The table below sets forth the number of beds serviced by the Company during the past three fiscal years:

                                      YEAR ENDED MAY 31
                                   -----------------------
                                   1995     1996      1997
                                   -----    -----     ----
Manor Care Affiliated Beds.......  16,000  19,300   23,000

GranCare Affiliated Beds.........      --      --   15,000

Non-Manor Care and Non-GranCare
  Affiliated Beds................  26,400  30,600  134,000
                                   ------  ------  -------

          Total beds serviced....  42,400  49,900  172,000
                                   ======  ======  =======

     In the past five fiscal years, the Company has acquired TeamCare, as well as eight other institutional pharmacies and one regional infusion pharmacy.


SERVICES OFFERED BY THE COMPANY


     Pharmacy Services - The basic service provided by the Company is the customized filling of prescription and non-prescription medications for individual patients pursuant to physician orders delivered to nursing facilities. The Company maintains a 24-hour on-call availability for clinical consultation and emergency delivery of medications as well as maintaining a provision of emergency and contingency doses of medications at each nursing facility. The Company uses a computerized medical records system that generates monthly nursing facility medical records including preprinted physician order forms, medication administration records and treatment records. As an additional service to its nursing facility customers, the Company maintains and documents ancillary orders such as diet orders, therapy orders and activity orders. The Company has nurse consultants on staff to observe medication administration procedures, consult on medical records and conduct in-service training programs as well as intravenous certification programs.

     Consultant Pharmacist Services - The Company provides to its nursing facility customers trained consultant pharmacists whose primary responsibility is to monitor and report on prescription drug therapy to help ensure quality patient care. For a nursing facility to participate in the Medicare and Medicaid reimbursement programs, it is required to have the services of a consultant pharmacist.

     The Company, in response to regulatory demands on nursing facilities, has defined the primary responsibilities of its consultant pharmacists to include:
(i) monthly drug regimen reviews of each patient; (ii) participation on key nursing facility committees; (iii) monthly inspection of medication carts and storage rooms; (iv) monthly written review of facility medication administration systems and practices; (v) development and maintenance of a pharmaceutical policy and procedures manual; (vi) on-site educational seminars; and (vii) assistance to the nursing facility in complying with state and federal regulations on patient care. The Company charges nursing facilities for consultant pharmacist services.

     Infusion Therapy Products and Services - Infusion therapy basically consists of a product (nutrient, antibiotic, chemotherapy or other drugs or fluids) and the administration of the product (by tube, catheter or intravenous means). Patients can receive these therapies at home or in a nursing facility at a cost that is substantially less than hospital-based care. The trend toward delivery of health care in the lowest cost setting and the increasing ability to treat certain illnesses outside of hospitals represents an opportunity for nursing facilities to attract infusion therapy patients.

     The Company prepares the product to be administered, delivers the product and, in most cases, trains others in administering infusion therapy.

     Other Ancillary Services The Company also provides its customers with wound care products and services, disposable medical supplies and durable medical equipment such as orthotics and prosthetics. In fiscal 1997, ancillary products and services accounted for approximately 6% of the Company's net revenues.


PURCHASING


     The Company purchases the drugs and supplies used in its pharmacies directly from national wholesale distributors, based on prices obtained through membership in purchasing groups and directly from pharmaceutical manufacturers. Direct purchases from drug manufacturers generally allow greater price discounts than purchase through wholesale distributors but require a significant lead time between order and actual delivery. The advantage of buying through wholesale distributors is daily delivery and the ability to more efficiently manage the Company's inventory of drugs and supplies.


REIMBURSEMENT AND BILLING


     The Company's computerized billing system enables it to bill for products and services in a variety of ways. Charges for pharmacy services provided to patients who are eligible for Medicare Part A are billed by the Company to nursing facilities. The nursing facility, in turn, bills these charges directly to Medicare. Under Part A, Medicare categorizes most of the expenses related to pharmacy products as ancillary services, which are not subject to the cost reimbursement ceilings under Medicare regulations. However, the Company and Manor Care are subject to related party regulations that could result in reimbursements for pharmacy services provided to Medicare Part A patients in Manor Care nursing facilities equal to Vitalink's permitted fully allocated costs of the services.

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

     Part B provides coverage for physician services and general outpatient services, including therapies, as well as durable medical equipment. Certain Vitalink infusion therapy products are eligible for Part B reimbursement based on Medicare-approved payment amounts. Part B coverage is generally subject to an annual deductible of $100 and a statutorily mandated co-payment thereafter. For patients who qualify under Medicare Part B and receive PEN (parenteral and enteral) therapies and certain other products and services, Vitalink bills Medicare Part B directly.

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

     For its fiscal year 1997, the Company received approximately 63% of its net revenues from private pay sources, including commercial insurance, managed care and Medicare Part A patients; 5% of net revenues from Medicare Part B direct bill; and 32% of net revenues from Medicaid direct bill. Following the Merger, the Company received approximately 60% of its net revenues from private pay sources, 5% from Medicare Part B and 35% from Medicaid.


DEPENDENCE ON KEY CUSTOMERS


     Net revenue from Manor Care and its patients (including revenues pursuant to government reimbursement programs) accounted for approximately 29%, 48% and 49% of total net revenues in fiscal 1997, 1996 and 1995, respectively. In connection with the Merger, the Company assumed existing pharmaceutical supply agreements between TeamCare and GranCare to provide pharmaceutical supplies and services to substantially all of GranCare's nursing facilities. Included in the Company's net revenues for fiscal 1997 are net revenues from GranCare facilities and their patients of approximately $20,369,000.

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

     Pursuant to the master pharmacy consulting agreement, the Company provides pharmacy consultant services to nursing facilities owned or licensed by Manor Care that the Company is able to service. Each nursing facility is billed monthly by the Company based on the number of beds serviced.

     Pursuant to the pharmacy services consultant agreement, the Company assists Manor Care at the corporate level in establishing uniform pharmacy delivery standards for all of its nursing facilities including those not serviced by the Company. Manor Care pays the Company an annual fee based on the number of nursing facility beds operated by Manor Care.

     The Company does not believe that its present contractual arrangements with Manor Care and GranCare with respect to the length of term are comparable to those obtainable from third parties. Contracts with nursing facilities not affiliated with Manor Care or GranCare are generally for a period of one to two years and are terminable by either party for any reason upon thirty days notice.

     Pursuant to certain pharmaceutical supply agreements between TeamCare and GranCare discussed above, the Company provides substantially all pharmaceutical supplies and services to substantially all GranCare nursing facilities and the residents thereof. The agreements referred to in the prior sentence have a variety of commencement dates and five-year rolling terms. Depending upon the payor source, either the Company will bill the payor source directly or the Company will bill the nursing facility, which will then bill the payor source directly. Any material loss of business from GranCare would have a material adverse affect on the Company.


COMPETITION


     The Company competes with numerous local and regional institutional pharmacies, as well as the pharmacy operations owned by long-term care providers. These competitors or potential competitors provide product and service offerings similar to those provided by the Company. Two competitors are larger and have greater financial resources than the Company. The competition among pharmacies for long-term care customers and other patients has intensified in recent years. Institutional pharmacies compete on the basis of price, quality of service, breadth of service offerings and payment terms. The Company currently has size, purchasing power, technical capabilities and financial resources to compete in each of these areas, although there can be no assurance that technological or market changes, consolidation in the long-term care and institutional pharmacy industries or intensified competition will not affect the Company's ability to maintain its current competitive position.


QUALITY ASSURANCE


     The Company maintains high standards of pharmaceutical dispensing and record keeping. The Company conducts monthly quality assurance audits at each nursing facility it services to assess the quality and accuracy of pharmacy services to nursing facilities.

     The consultant pharmacist visits each nursing facility routinely and makes recommendations to the nursing staff concerning various phases of the pharmaceutical services and patient care programs. The consultant pharmacist reviews each patient's drug regimen monthly on-site to ensure the patient drug therapy is appropriate and the facility is complying with state and federal regulations. The consultant pharmacist reports irregularities to the patient's attending physician and the nursing facility's director of nursing and administration.


GOVERNMENT REGULATION


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


EMPLOYEES


     At May 31, 1997, the Company had approximately 3,300 employees. The Company believes it enjoys a good relationship with its employees. Automated Pharmaceutical Services ("APS"), a subsidiary of the Company which recently merged with TeamCare, is party to a collective bargaining agreement dated August 29, 1994, with the AFL-CIO covering approximately 50 employees. In addition, in March 1996, an election was held at APS in Whippany, New Jersey among APS's delivery drivers seeking representation by the International Laborers Union of America. The drivers voted in favor of such representation and the Company challenged the validity and result of such election. The National Labor Relations Board certified the results of the election on August 21, 1996. The Company commenced bargaining in late 1996 which continued until August 1997 but no collective bargaining agreement was reached. As of August 22, 1997, the Company received evidence that the union no longer has the majority support of the Company's drivers. As a result, the Company no longer recognizes the union as representative of its employees. The Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. However, the Company has never experienced any work stoppages as a result of such activity.


INSURANCE


     Until the time of the Merger, insurance coverage was principally maintained through Manor Care. The cost of the coverage was allocated entirely to the Company when the coverage was specific to the Company and otherwise was allocated between Manor Care and the Company. After the Merger, all insurance except certain group health insurance was obtained directly by Vitalink. In the opinion of the Company, its current coverage is adequate given the risks associated with the operation of an institutional pharmacy business of the Company's size.


ITEM 2.  PROPERTIES.


     The Company's corporate offices are located in Naperville, Illinois. As of May 31, 1997, Vitalink had 56 leased pharmacies (including the four regional infusion pharmacies) located in 20 states. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are used.


ITEM 3.  LEGAL PROCEEDINGS.


     Vitalink is subject to regulatory and legal investigations, actions or claims for damages that arise from time to time in the ordinary course of business. Vitalink is defending any such investigations, actions and claims against it and believes that these proceedings will not have a material adverse effect on its financial condition.

     On June 17, 1997 Vitalink and Manor Care filed a lawsuit against GranCare to enforce a non-competition agreement which the parties entered into on February 12, 1997 as part of the Vitalink/GranCare Merger. The agreement specifically prohibits GranCare and Manor Care from becoming involved, directly or indirectly in the institutional pharmacy business for three years.

     On August 7, 1997 Vice Chancellor Jack B. Jacobs of the Delaware Court of Chancery granted a preliminary injunction in favor of Vitalink and Manor Care. Vice Chancellor Jacobs also denied GranCare's motion for summary judgment. The decision is on appeal by GranCare before the Delaware Supreme Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.


EXECUTIVE OFFICERS OF VITALINK PHARMACY SERVICES, INC.


     The name, age, title, present principal occupation, and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of Ms. DeNardo, Mr. Horner, Mr. Macomber and Mr. Thompson is 1250 East Diehl Road, Suite 208 Naperville, Illinois 60563. Mr. Bainum's address is 11555 Darnestown Road, Gaithersburg, Maryland 20878.

     Stewart Bainum, Jr. (51) is Chairman of the Board of Directors of the Company, a position he has held since February 1997. He has served as Vice Chairman of the Company since December 1994. He was Chairman of the Company from September 1991 to December 1994, Chief Executive Officer from March 1989 to December 1994, and President from March 1987 to September 1991. Mr. Bainum has been Chairman of the Board and Chief Executive Officer of Manor Care, Inc. since March 1987 and President of Manor Care, Inc. since June 1989. He has served as a Director of the Company since 1991, of Manor Care, Inc. since 1981 and of ManorCare Health Services, Inc. (a wholly owned subsidiary of Manor Care, Inc., formerly known as Manor Healthcare Corp.) since 1976.

     Donna L. DeNardo (45) is President and Chief Operating Officer of the Company, a position she has held since September 1991. She also served as a Director of the Company from September 1991 to February 1997. She was Vice President and General Manager of the Company from December 1989 to September 1991; Vice President of Manor Healthcare Corp. from December 1989 to September 1991 and has held various management positions with Manor Healthcare Corp. from 1977 through December 1989, including Senior Regional Director of Nursing Facility Operations and Nursing Facility Administrator.


     Robert W. Horner, III (36) is Senior Vice President, General Counsel and Secretary of the Company, positions he has held since April 1997, November 1996 and January 1997 respectively. Mr. Horner served as Director of Legal Affairs and Secretary with In Home Health, Inc. from April 1996 to November 1996. From August 1994 to April 1996 he served as an in house counsel with Manor Care. From 1991 to 1993 he practiced as a corporate and health care attorney with the law firms of Arter and Hadden and Ice, Miller, Donadio and Ryan.


     Scott T. Macomber (42) is Senior Vice President, Chief Financial Officer and Treasurer of the Company, positions he has held since April 1997, September 1991 and December 1996, respectively. Mr. Macomber served as Vice President, Finance from September 1991 to February 1997. He was Vice President, Corporate Finance for Manor Care from June 1990 to March 1992 and previously held various acquisition and development positions within Manor Care for more than 10 years.

     Stephen A. Thompson (42) is Senior Vice President, Human Resources and Administration of the Company, a position he has held since July 1997. Mr. Thompson served as Vice President, Human Resources and Administration of the Company from August 1995 to July 1997. He was Senior Director, Professional Relations, of the Company from March 1992 to August 1995, and held human resources positions with Manor Care, Inc. and Manor Healthcare Corp. from 1986 to 1992.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.


     The shares of Vitalink's Common Stock are traded on the New York Stock Exchange. Information on the high and low sales prices of Vitalink's Common Stock during the past two years is included on page 33 of the 1997 Annual Report and is incorporated herein by reference.

     As of August 14, 1997, there were 475 record holders and approximately 4,500 beneficial holders of Vitalink Common Stock.

     The Company has not paid, and does not anticipate paying for the foreseeable future, any dividends to holders of its Common Stock.


                                                                                         PAGES
ITEM 6.   SELECTED FINANCIAL DATA.                                                    Preceding 1

          The required information is included in the specified pages of the 1997
          Annual Report and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                        34-35
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The required information is included on the specified pages of the 1997
          Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                   19-35
          The required information is included in the specified pages of the 1997
          Annual Report and is incorporated herein by reference. See Item 14 for index to financial statements and schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                      "SECTION 16(A) BENEFICIAL
          The required information on directors is included under the                 OWNERSHIP REPORTING
          specified heading of the Proxy Statement pertaining to the 1997             COMPLIANCE" AND "THE
          Annual Meeting of Stockholders and is incorporated herein by             NOMINATION AND ELECTION OF
          reference.                                                                       DIRECTORS"

ITEM 11.  EXECUTIVE COMPENSATION.                                                  "COMPENSATION OF EXECUTIVE
          The required information is included under the specified heading of              OFFICERS"
          the Proxy Statement pertaining to the 1997 Annual Meeting of
          Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                            "SECURITY OWNERSHIP OF
          AND MANAGEMENT.                                                          PRINCIPAL STOCKHOLDERS AND
          The required information on directors is included under the                     MANAGEMENT"
          specified heading of the Proxy Statement pertaining to the 1997
          Annual Meeting of Stockholders and is incorporated herein by reference

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             "CERTAIN TRANSACTIONS"
           The required information is included under the specified heading of the Proxy Statement pertaining to the 1997 Annual Meeting of
           Stockholders and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

(a)      1. Financial Statements

            Included on the following pages of the 1997
            Annual Report:

            Report of Independent Public Accountants                   19
            Consolidated Statements of Income                          20
            Consolidated Balance Sheets                                21
            Consolidated Statements of Stockholders' Equity            22
            Consolidated Statements of Cash Flows                      23
            Notes to Consolidated Financial Statements              24-33

         2. Financial Statement Schedule

            The following Report and Schedule are filed herewith on the pages indicated:

         Report of Independent Public Accountants

                  Schedule..........................................  A-1

              Schedule II - Valuation and Qualifying
                  Accounts.........................................   A-2



         3. Exhibits

            2.1 Agreement and Plan of Merger dated as of September 3, 1996 (as amended), between the Company and GranCare, Inc. Annex B to Registration Statement No. 333-19097 is incorporated herein by reference.

            2.2 Amended and Restated Agreement and Plan of Distribution, dated as of September 3, 1996, between GranCare, Inc. and the Company. Annex C to Registration Statement No. 333-19097 is incorporated herein by reference.

            2.3 Voting Agreement, dated as of September 3, 1996, between Manor
                Care, Inc. and GranCare, Inc. Exhibit 2.3 to Registration Statement No. 333-19097 is incorporated herein by reference.

            2.4 Shareholders Agreement, dated February 12, 1997, between the
                Company and Manor Care, Inc.

            2.5 Non-Competition Agreement, among the Company, Manor Care, Inc.
                and GranCare, Inc., dated as of February 12, 1997.

            2.6 Form of Interim Services Agreement between the Company and
                GranCare. Exhibit 2.6 to Registration Statement No. 333-19097 is incorporated herein by reference.

            2.7 Tax Allocation and Indemnification Agreement, between the
                Company and GranCare, Inc. dated as of February 12, 1997.

            3.1 Restated Articles of Incorporation. Exhibit 3.1 to
                Registration Statement No. 33-43261 is incorporated herein by reference.

            3.2 By-Laws. Exhibit 3.2 to Registration Statement No. 33-43261 is
                incorporated herein by reference.

            4.1 Form of Old GranCare, Inc.'s 9-3/8% Senior Subordinated Notes
                due 2005 (the "Senior Subordinated Notes") which were assumed by the Company by operation of law as a consequence of the Merger (as filed with Old GranCare's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

            4.2 Indenture from Old GranCare to Marine Midland Bank, as Trustee, dated November 15, 1995 (as filed with Old GranCare's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

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

           10.13 Employment Agreement dated January 23, 1997, between the Company and Robert W. Horner, III.

           10.14 Employment Agreement dated January 23, 1997, between the Company and Scott T. Macomber.

           10.15 Employment Agreement dated November 30, 1995, between Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz. Exhibit 10.15 to Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.

           10.16 Separation Agreement and Mutual General Release dated July 24, 1997, between the Company and Gene E. Burleson.

           10.17 Vitalink Pharmacy Services, Inc. 1997 Non-Employee Director Stock Compensation Plan.

           10.18 Vitalink Pharmacy Services, Inc. Amended and Restated 1996 Long Term-Incentive Plan.

           10.19 Stock Grant Plan for Key Management Employees. Exhibit 10.14 to Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.

           10.20 Guarantee Agreement dated December 15, 1995, between Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz. Exhibit 10.16 to Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.

           10.21 Acquisition Agreement, Agreement to Lease and Mortgage Loan Agreement, dated December 28, 1990, by and among Health and Rehabilitation Properties Trust ("HRPT") and Hostmasters, Inc., AMS Holding Co., American Medical Services, Inc. and AMS Properties, Inc. ("AMS"), as amended, through December 29, 1993 (as filed with Old GranCare's Registration Statement No. 33-42595 and incorporated herein by reference).

           10.22 Master Lease Document, dated December 28, 1990, between HRPT and AMS (as filed with Old GranCare's Registration Statement No. 33-42595 and incorporated herein by reference).

           10.23 Form of Guaranty, dated December 28, 1990, by American Medical Services, Inc. and each of its subsidiaries in favor of HRPT (as filed with Old GranCare's Registration Statement No. 33-42595 and incorporated herein by reference).

           10.24 Amendment to Master Lease between HRPT and AMS, dated as of December 29, 1993 (as filed with Old GranCare's Current Report on Form 8-K dated January 13, 1994 and incorporated herein by reference).

           10.25 Amendment to Master Lease between HRPT and GCI Healthcare Centers, Inc. ("GCI"), dated as of December 29, 1993 (as filed with Old GranCare's Current Report on Form 8-K dated January 13, 1994 and incorporated herein by reference).

           10.26 Asset Purchase Agreement among Old GranCare, Long-Term Care Pharmaceutical Services Corporation, Long-Term Care Pharmaceutical Services Corporation III, CompuPharm LTC, Inc., Lawrence H. Garatoni, individually and as Trustee, Anthony Wright and Edward Spartz, individuals, dated as of June 30, 1994, with Exhibits (as filed with Old GranCare's Form 10-Q for the quarterly period ended June 30, 1994 and incorporated herein by reference).

           10.27 Asset Purchase Agreement between CompuPharm, Inc., GCI Innovative Pharmacy, Inc. and Innovative Pharmacy Services, Inc. dated as of September 15, 1995 (as filed with Old GranCare's Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).

           10.28 Assignment and Assumption Agreement dated December 6, 1995, between CompuPharm, Inc. and HPI HealthCare Services, Inc. regarding providing pharmaceutical services to the State of New Jersey. Exhibit 10.48 to Old GranCare's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

           10.29 Consent and Amendment to Transaction Documents dated as of December 31, 1996, among HRPT, AMS, GCI and GranCare, Inc.

           10.30 Limited Guaranty between the Company and HRPT.

           13    1997 Annual Report to Stockholders.
           21    Subsidiaries of the Registrant.
           23    Consent of Independent Public Accountants.
           27    Financial Data Schedule


     (b) No report on Form 8-K was filed during the last quarter of the fiscal year ended May 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 1997                 VITALINK PHARMACY SERVICES, INC.


                                       By: /s/ Robert W. Horner, III
                                           ------------------------------------
                                           Robert W. Horner, III
                                           Senior Vice President,
                                           General Counsel and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                            DATE
---------                             -----                            ----
/s/ DONNA L. DENARDO                  President and Chief Operating    August 29, 1997
-----------------------------         Officer (principal executive
DONNA L. DENARDO                      officer)


/s/ SCOTT T. MACOMBER                 Senior Vice President,            August 29, 1997
-----------------------------         Chief Financial Officer and
SCOTT T. MACOMBER                     Treasurer (principal
                                      financial and
                                      accounting officer)

/s/ STEWART BAINUM, JR.               Chairman and Director             August 29, 1997
-----------------------------
STEWART BAINUM, JR.

                                      Director
-----------------------------
ESSEL W. BAILEY, JR.

/s/ JOSEPH R. BUCKLEY                 Director                          August 29, 1997
-----------------------------
JOSEPH R. BUCKLEY

                                      Director
-----------------------------
JOEL S. KANTER

/s/ JAMES A. MACCUTCHEON              Director                          August 29, 1997
-----------------------------
JAMES A. MACCUTCHEON

/s/ ROBERT L. PARKER                  Director                          August 29, 1997
-----------------------------
ROBERT L. PARKER

/s/ JAMES H. REMPE                    Director                          August 29, 1997
-----------------------------
JAMES H. REMPE

/s/ GARY U. ROLLE                     Director                          August 29, 1997
-----------------------------
GARY U. ROLLE


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF VITALINK PHARMACY SERVICES, INC.:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Vitalink Pharmacy Services, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 27, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Washington, D.C.,
June 27, 1997

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)


                                                                    SCHEDULE II

                                                     Additions
                                               --------------------
                                   BALANCE AT   CHARGED                          BALANCE AT
                                   BEGINNING   TO PROFIT               WRITE-      END OF
  Description                      OF PERIOD   AND LOSS    OTHER 1      OFFS       PERIOD
---------------------------------  ----------  ---------  ---------   --------   ----------
Allowance for doubtful accounts
  Year ended May 31, 1997              $2,163     $4,411         --    $(1,702)      $4,872
  Year ended May 31, 1996               1,378      2,412         --     (1,627)       2,163
  Year ended May 31, 1995               2,113      1,772    $(1,019)    (1,488)       1,378

__________

     1 In fiscal year 1995, represents reclassification as discussed in Registrant's consolidated financial statements included in its 1995 Annual Report.