Form 10-K/A
period 1997-03-31
VITALINK PHARMACY SERVICES INC
filed 1997-09-29
CIK 879970

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       May 31, 1997
                                    -----------------------

                                      OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                        Commission File Number 0-19820
                                               -------


                       VITALINK PHARMACY SERVICES, INC.
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                                       37-0903482
   -------------------------------                      -------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


     1250 East Diehl Road,
     Naperville, Illinois
             Suite 208                                         60563
   -------------------------------                      -------------------
   (Address of Principal Executive                           (Zip Code)
              Offices)


Registrant's telephone number, including area code (630) 245-4800
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, Par Value $0.01 Per Share
         ------------------------------------------------------------
                               (Title of Class)


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

           In 1981 Vitalink was acquired by a subsidiary of Manor Care, Inc. (Manor Care, Inc. and its subsidiary are referred to hereafter as "Manor Care"), one of the nation's largest publicly owned providers of long-term care services. Vitalink was included in the acquisition of Americana Healthcare Corporation, which had incorporated the predecessor of Vitalink in 1967. The Company changed its name from TotalCare Pharmacy Services, Inc. in January 1992.

           Vitalink sold 2,475,000 shares of its common stock in an initial public offering in 1992. As of May 31, 1997, Manor Care owned approximately 51.2% of Vitalink's common stock par value $.01 per share (the "Common Stock").

           On February 12, 1997, the Company acquired TeamCare, Inc. ("TeamCare"), the institutional pharmacy business of GranCare, Inc., a California corporation ("Old GranCare"), in a merger (the "GranCare Merger") for consideration consisting of: (i) 0.478 of a share of Common Stock of the Company, for each share of Old GranCare common stock, outstanding at the time of the GranCare Merger; (ii) the incurrence or assumption by the Company on behalf of Old GranCare of approximately $109 million of indebtedness; and (iii) the issuance by the Company of options to purchase approximately 1,121,030 shares of the Company's Common Stock (in connection with the assumption by the Company of certain options granted to employees or former employees of Old GranCare). The purchase price paid by the Company in connection with the GranCare Merger is approximately $351 million.

           In connection with the GranCare Merger, the Company acquired approximately 33 institutional pharmacies and several related pharmacy businesses. The GranCare Merger was accounted for using the purchase method of accounting. Unless the context requires otherwise, as used hereafter, the terms "Company" or "Vitalink" refer to the Company as comprised following the completion of the GranCare Merger.

           In connection with the GranCare Merger, Old GranCare's skilled nursing business was transferred to New GranCare, Inc., a Delaware corporation ("New GranCare"), then a wholly owned subsidiary of Old GranCare, and all of New GranCare's common stock was distributed at the time of the GranCare Merger to the shareholders of Old GranCare (referred to hereafter as the "Spin-Off"). Following the Spin-Off, the name of New GranCare was changed to "GranCare, Inc.," which became an independent company as of the time of the GranCare Merger. Unless the context otherwise requires, all references to "GranCare" hereafter refer to the company resulting from the Spin-Off, following the aforementioned name change.

           On July 14, 1997, the Company acquired substantially all of the assets of Nationwide Pharmacies located in Upper Marlboro, Maryland, for approximately $5,550,000 in cash and future contingent payments based on the achievement of certain future profitability objectives.

           On July 31, 1996, the Company acquired the institutional pharmacy business of Medisco Pharmacies, Inc. located in San Bernardino, California for
(i) $5,291,000 in cash; (ii) the assumption of $2,510,000 in liabilities; and
(iii) future payments totaling $1,150,000.

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

           The table below sets forth the number of beds serviced by the Company during the past three fiscal years:

                                                                                           Year Ended May 31
                                                                                           -----------------
                                                                              1995                1996                 1997
                                                                              -----               ----                 ----
Manor Care Affiliated Beds..........................................         16,000              19,300               23,000
GranCare Affiliated Beds.............................................          --                   --                15,000
Non-Manor Care and Non-GranCare
  Affiliated Beds....................................................        26,400              30,600              134,000
                                                                             ------              ------              -------
           Total Beds Serviced.......................................        42,400              49,900              172,000
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

           Other Ancillary Services - The Company also provides its customers with wound care products and services, disposable medical supplies and durable medical equipment such as orthotics and prosthetics. In fiscal 1997, ancillary products and services accounted for approximately 6% of the Company's net revenues.

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

           For its fiscal year 1997, the Company received approximately 63% of its net revenues from private pay sources, including commercial insurance, managed care and Medicare Part A patients; 5% of net revenues from Medicare Part B direct bill; and 32% of net revenues from Medicaid direct bill. Following the GranCare Merger, the Company received approximately 60% of its net revenues from private pay sources, 5% from Medicare Part B and 35% from Medicaid.

Dependence on Key Customers

           Net revenue from Manor Care and its patients (including revenues pursuant to government reimbursement programs) accounted for approximately 29%, 48% and 49% of total net revenues in fiscal 1997, 1996 and 1995, respectively. In connection with the GranCare Merger, the Company assumed existing pharmaceutical supply agreements between TeamCare and GranCare to provide pharmaceutical supplies and services to substantially all of GranCare's nursing facilities. Included in the Company's net revenues for fiscal 1997 are net revenues from GranCare facilities and their patients of approximately $20,369,000.

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

           Pursuant to certain pharmaceutical supply agreements between TeamCare and GranCare discussed above, the Company provides and/or has the right to provide substantially all pharmaceutical supplies and services to substantially all GranCare nursing facilities and the residents thereof. The agreements referred to in the prior sentence have a variety of commencement dates and five-year rolling terms. Depending upon the payor source, either the Company will bill the payor source directly or the Company will bill the nursing facility, which will then bill the payor source directly. Any material loss of business from GranCare would have a material adverse affect on the Company.

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

Insurance

           Until the time of the GranCare Merger, insurance coverage was principally maintained through Manor Care. The cost of the coverage was allocated entirely to the Company when the coverage was specific to the Company and otherwise was allocated between Manor Care and the Company. After the GranCare Merger, all insurance except certain group health insurance was obtained directly by Vitalink. In the opinion of the Company, its current coverage is adequate given the risks associated with the operation of an institutional pharmacy business of the Company's size.

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

           On June 17, 1997 Vitalink and Manor Care filed a lawsuit against GranCare to enforce a non-competition agreement which the parties entered into on February 12, 1997 as part of the GranCare Merger. The agreement specifically prohibits GranCare and Manor Care from becoming involved, directly or indirectly in the institutional pharmacy business for three years.

           On August 7, 1997 Vice Chancellor Jack B. Jacobs of the Delaware Court of Chancery granted a preliminary injunction in favor of Vitalink and Manor Care. Vice Chancellor Jacobs also denied GranCare's motion for summary judgment. The decision was appealled by GranCare before the Delaware Supreme Court.

           On September 5, Vitalink announced that it had reached a settlement of the lawsuit pending the fulfillment of certain conditions which resulted in the withdrawal of the appeal. Under the terms of a Termination and Release Agreement dated September 3, 1997 by and between the Company, GranCare, Manor Care, Apollo Management L.P. and Living Centers of America, Inc., GranCare agreed to pay $18,500,000 to Vitalink and $500,000 to Manor Care in consideration of the cancellation and termination of the Non-Competition Agreement dated February 12, 1997 by and between the Company, Manor Care and GranCare (the "Non-Competition Agreement") and the release of all claims associated the Non-Competition Agreement and/or its enforcement.


           The Non-Competition Agreement automatically terminates as of the closing of the merger by and between Living Centers of America, Inc. and GranCare. Alternatively, in the event that such merger does not close, GranCare may, at its sole discretion terminate the Non-Competition Agreement upon payment of the above-noted amounts. In any event, termination of the Non-Competition Agreement is contingent on the termination of the Shareholder's Agreement. The Non-Competition Agreement is described below in "Certain Relationships and Related Transactions--Agreements with Manor Care".

ITEM 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                             [MISSING TEXT???????]








                                     PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

         The shares of Vitalink's Common Stock are traded on the New York Stock Exchange. Information on the high and low sales prices of Vitalink's Common Stock during the past two years is as follows.

Market Price Data

         Vitalink's common stock began trading on the New York Stock Exchange under the symbol "VTK" effective February 13, 1997. Previously, the common stock was traded on the NASDAQ Stock Market under the symbol "VTLK". The following table sets forth the high and low sales price per share of Vitalink's common stock for each quarter indicated, as reported in published financial sources (rounded to the nearest cent):

Market Price Per Share

                 Fiscal 1997                                      High                                          Low
                                                                  $25.00                                      $20.50
                                                                   24.88                                       20.75
                                                                   24.63                                       21.13
                                                                   21.50                                       16.25

                 Fiscal 1996                                      High                                          Low
                                                                  $17.50                                      $14.75
                                                                   19.50                                       14.75
                                                                   25.38                                       16.88
                                                                   24.50                                       19.00


      As of August 14, 1997, there were 475 record holders and approximately 4,500 beneficial holders of Vitalink Common Stock.

ITEM 6.    Selected Financial Data.


                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)


YEAR ENDED MAY 31:                                         1997            1996             1995             1994             1993
                                                           ----            ----             ----             ----             ----
Net Revenues                                             $274,038        $141,115         $112,257          $98,569          $65,714

Income From Operations                                     33,109          22,301           18,726           14,995           11,305

Net Income                                                 18,317          13,870           11,680            9,204            7,341

Earnings Per Share                                           1.03             .99              .84              .66              .53

Total Assets                                              516,805          95,923           80,713           69,587           57,425

Working Capital                                            74,006          22,830           15,202           14,103            9,938

Due From Affiliate                                          1,053          16,910           16,888            8,167           10,276

Stockholders' Equity                                      348,531          86,299           72,379           60,699           51,495

Average Shares Outstanding                                 17,727          13,976           13,975           13,975           13,975


ITEM 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations

                      FISCAL 1997 COMPARED TO FISCAL 1996

        Net revenues for fiscal 1997 were $274,038,000, an increase of $132,923,000, or 94.2%, over fiscal 1996. The increase in net revenues was principally attributable to the inclusion of the TeamCare revenues effective February 1, 1997.

        Excluding TeamCare revenues, net revenues for fiscal 1997 were $38,357,000, or 27.2%, higher than fiscal 1996. The July 1996 acquisition of Medisco Pharmacies, which served approximately 2,000 beds at the date of acquisition, contributed $12,409,000 to the year-to-year increase in net revenues. At May 31, 1997, the Company provided services to approximately 172,000 institutional beds versus 49,900 institutional beds at May 31, 1996. At the date of the GranCare Merger, TeamCare serviced approximately 113,000 institutional beds. Included in fiscal 1997 net revenues are $3,342,000 in fees for consulting services provided to Manor Care facilities and their patients versus $2,764,000 in fiscal 1996.

           Gross profit for fiscal 1997 was $133,612,000, an increase of $63,619,000, or 90.9%, over fiscal 1996. The increase was largely attributable to the inclusion of TeamCare results effective February 1, 1997. The gross profit margin declined to 48.8% from 49.6% principally resulting from comparably less profitable new accounts and reimbursement reductions from certain state Medicaid programs.

           Operating expenses increased $52,811,000 to $100,503,000, or 36.7% of net revenues in fiscal 1997 compared to $47,692,000, or 33.8% of net revenues in fiscal 1996. The increase was principally attributable to the inclusion of TeamCare results effective February 1, 1997. The increase in operating costs as a percentage of net revenues is attributable to a variety of factors, including TeamCare's higher payroll costs as a percentage of net revenues (25.3% versus 20.9%), TeamCare's higher selling, general and administration costs (10.7% versus 8.4%) and the amortization of goodwill and pharmacy contracts arising from the GranCare Merger ($3,090,000).

           The increase in interest expense is largely attributable to interest expense incurred on $97,400,000 drawn in February 1997 on the Vitalink Credit Facility and used to consummate the GranCare Merger. The effective income tax rate in fiscal 1997 increased to 42.9% compared to 40.3% in fiscal 1996 due to the tax non-deductibility of goodwill arising from the GranCare Merger.

                       FISCAL 1996 COMPARED TO FISCAL 1995

           Net revenues for fiscal 1996 were $141,115,000, an increase of $28,858,000, or 25.7%, over fiscal 1995. The increase in net revenues was principally attributable to increases in the number of nursing facility beds serviced by the Company and increased revenues per bed from higher patient acuity levels. At May 31, 1996, the Company provided services to approximately 49,900 institutional beds.

           Increases in beds serviced were achieved through acquisitions, start-ups in Oklahoma City and St. Petersburg and marketing efforts to customers in existing markets. In the first quarter, the Company acquired Home Intravenous Care, Inc., located in Loveland, Colorado. Brentview Clinical Pharmacy, located in Los Angeles, California, was acquired in the second quarter. In fiscal 1996, these two acquisitions contributed net revenues of $1,821,000 and $3,305,000, respectively. Included in fiscal 1996 revenues from Manor Care facilities and their patients are $2,764,000 in fees charged for consulting services as compared with $2,285,000 charged in fiscal 1995.

           Gross profit for fiscal 1996 was $69,993,000, an increase of $14,016,000, or 25.0%, over fiscal 1995. The gross profit margin decreased slightly to 49.6% in fiscal 1996 compared to 49.9% in fiscal 1995.

           Operating expenses increased $10,441,000 to $47,692,000, or 33.8% of net revenues in fiscal 1996 compared to $37,251,000, or 33.2% of net revenues in fiscal 1995. Both payroll and selling, general and administrative expenses increased to support the growth in beds serviced. Payroll, as a percentage of net revenues, increased to 20.7% from 19.7%, primarily resulting from investments in staff for information systems and selling efforts. The increase in depreciation and amortization is the result of the amortization of pharmacy contracts, goodwill and noncompete agreements obtained in connection with acquired businesses as well as depreciation on capital expenditures from existing pharmacies.

           The increase in interest income and other, net, which consists principally of interest earned on the balance due from affiliate, is primarily due to the higher average monthly balance due from affiliate resulting from unused operating cash flows. The interest earned on the loan is equal to the average three-month Treasury Bill rate plus 100 basis points. Interest income and other, net for fiscal 1995 also includes a $50,000 gain on the sale of the Company's retail operation located in Wisconsin.

Liquidity and Capital Resources

    The Company meets its ongoing capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $2,537,000 in fiscal 1997 compared to $12,459,000 in fiscal 1996. The reduction in operating cash flows is largely the result of working capital changes related to the

GranCare Merger. Prior to the GranCare Merger, TeamCare did not carry a receivable from the GranCare facilities they served as TeamCare was a wholly-owned subsidiary of GranCare and all intercompany transactions were recorded in an intercompany account. Subsequent to the GranCare Merger, GranCare began to make payments to Vitalink for services provided to GranCare facilities. At May 31, 1997, accounts receivable due from GranCare totaled approximately $7,185,000 and are included in accounts receivable on the consolidated balance sheet at May 31, 1997. Vitalink also made payments to reduce the level of TeamCare accounts payable and accrued expenses by approximately $9,900,000 subsequent to the GranCare Merger. The Company does not anticipate any further material changes in the relative level of its working capital at May 31, 1997. Operating cash flows not used to acquire pharmacies or invest in new property and equipment is held in the form of a receivable due from Manor Care. The balance due is classified as due from affiliate on the consolidated balance sheets and totaled approximately $1,053,000 at May 31, 1997.

           Except for the GranCare Merger, previously acquired businesses were paid for with operating cash flows. The purchase contracts for previous acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

           In connection with the GranCare Merger, the Company entered into the Vitalink Credit Facility (the "Credit Facility") with various banks providing for unsecured borrowings of up to $200 million. Funds to redeem $98,230,000 of GranCare's $100 million face value senior subordinated notes were obtained through borrowings under the Credit Facility. The $1,770,000 balance of the untendered notes was assumed by the Company. Under the Credit Facility, the Company may borrow initially at LIBOR plus 0.25%. A fee of 0.15% per annum is charged on the $200 million commitment. The terms of the Credit Facility contain, among other provisions, requirements for maintaining defined levels of net worth, annual capital expenditures and consolidated leverage and debt-to-equity ratios. At May 31, 1997, there were $97,400,000 in borrowings outstanding under the credit agreement and the Company was in compliance with the terms of the Credit Facility.

           On February 12, 1997, the Company amended its "Intercompany Debt and Credit Agreement" with Manor Care to, among other things, terminate its $10,000,000 line of credit with Manor Care.

           Funds from the Credit Facility, cash balances and amounts due from Manor Care are available for general corporate purposes, including potential acquisitions of pharmacies, the internal development of additional pharmacies, working capital and capital expenditures. The Company believes that its cash balances, amounts due from Manor Care, cash flows from operations and available credit sources will be adequate to meet the Company's foreseeable capital and other cash requirements in the near future.

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VITALINK PHARMACY SERVICES, INC.:

     We have audited the accompanying consolidated balance sheets of Vitalink Pharmacy Services, Inc. (a Delaware Corporation) and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitalink Pharmacy Services, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Washington, D.C.
June 27, 1997


                                          VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
====================================================================================================================================

                                                  Consolidated Statements of Income
                                                (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                  Year Ended May 31,                               1997                        1996                   1995
                  ------------------                               ----                        ----                   ----
Net Revenues                                                     $274,038                     $141,115               $112,257
Cost of Goods Sold                                                140,426                       71,122                 56,280
Gross Profit                                                      133,612                       69,993                 55,977

Operating Expenses
      Payroll expenses                                             61,463                       29,255                 22,153
      Selling, general and administrative expenses                 25,102                       11,662                  9,573
      Provision for doubtful accounts                               4,411                        2,412                  1,772
      Depreciation and amortization                                 9,527                        4,363                  3,753
      Total operating expenses                                    100,503                       47,692                 37,251
Income from Operations                                             33,109                       22,301                 18,726
Interest Income and Other, Net                                      1,106                        1,003                    893
Interest Expense                                                   (2,154)                         (51)                   (57)
Income Before Income Taxes                                         32,061                       23,253                 19,562
Income Taxes                                                       13,744                        9,383                  7,882
Net Income                                                       $ 18,317                     $ 13,870               $ 11,680
                                                                 --------                     --------               --------

Weighted Average Shares Outstanding                                17,727                       13,976                 13,975
Earnings Per Share                                               $   1.03                     $    .99               $    .84

The accompanying notes are an integral part of these consolidated statements.


                                           VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
====================================================================================================================================

                                                      Consolidated Balance Sheets
                                                 (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                   As of May 31,                                               1997                   1996
                                   -------------                                               ----                   ----
Assets
Current Assets
      Cash and cash equivalent                                                              $    3,660            $      889
      Receivables (net of allowances of $4,872 and $2,163)                                      79,745                20,093
      Inventories                                                                               25,193                 7,426
      Deferred income taxes                                                                      9,590                 1,138
      Other                                                                                      1,829                   330
      Total current assets                                                                     120,217                29,876
Due from Affiliate                                                                               1,053                16,910
Property and Equipment, at Cost, Net of Accumulated Depreciation                                22,908                 8,191
Pharmacy Contracts (net of amortization of $4,579 and $3,044)                                   39,313                 6,187
Goodwill (net of amortization of $5,705 and $2,146)                                            326,884                31,194
Other Assets (net of amortization of $4,689 and $3,292)                                          6,630                 3,565
                                                                                     ===============================================

TOTAL ASSETS                                                                                $  516,805            $   95,923

Liabilities and Stockholders' Equity
         Current Liabilities
         Accounts payable                                                                   $   22,867            $    3,918

                                           VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
====================================================================================================================================

                                                      Consolidated Balance Sheets (Continued)
                                                 (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                   As of May 31,                                                1997                   1996
                                   -------------                                                ----                   ----
         Accrued expenses                                                                       20,979                 2,403
         Income taxes payable                                                                       --                   725
         Current portion of long-term debt                                                       2,165                    --
         Total current liabilities                                                              46,011                 7,046
Long-Term Debt                                                                                 104,873                    --
Deferred Income Taxes ($15,352 and $1,916) & Other Long-Term Liabilities                        17,390                 2,578
Stockholders' Equity
         Common stock (80,000,000 shares authorized, 25,402,510 and 13,979,700
         shares issued, $.01 par value)                                                            254                   140
         Contributed capital                                                                   281,956                38,155
         Retained earnings                                                                      66,321                48,004
         Total stockholders' equity                                                            348,531                86,299
                                                                                     ===============================================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $516,805             $  95,923

The accompanying notes are an integral part of these consolidated balance sheets.


                                           VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
====================================================================================================================================

                                            Consolidated Statements of Stockholders' Equity
                                                  (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock             Common Stock           Contributed          Retained
                                                   Shares                   Amount                Capital            Earnings
                                                   ------                   ------                -------            --------
Balance, May 31, 1994                            13,975,000                  $140                  $38,105            $22,454
Net income                                               --                    --                       --             11,680
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 1995                            13,975,000                   140                   38,105             34,134
Net income                                               --                    --                       --             13,870
Exercise of stock options                             4,700                    --                       50                 --
------------------------------------------------------------------------------------------------------------------------------------

Balance of May 31, 1996                          13,979,700                   140                   38,155             48,004
Net income                                               --                    --                       --             18,317
Exercise of stock options                            54,583                    --                      793                 --
Tax benefit from exercise of stock
  options                                                --                    --                      130                 --
Stock issued for business acquired               11,368,227                   114                  242,878                 --
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                            25,402,510                  $254                 $281,956            $66,321

The accompanying notes are an integral part of these consolidated statements.

                                          VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
====================================================================================================================================

                                                Consolidated Statements of Cash Flows
                                                            (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                  Year Ended May 31,                               1997                        1996                      1995
                  ------------------                               ----                        ----                      ----
Cash Flows from Operating Activities

Net Income                                                       $ 18,317                     $ 13,870                  $ 11,682
Reconciliation of net income to net cash provided by
operating activities:
      Depreciation and amortization                                 9,527                        4,363                     3,753
      Provision for doubtful accounts                               4,411                        2,412                     1,772
      Gain on sale of business                                         --                           --                       (50)
      Decrease (increase) in deferred taxes, net of                 2,076                          712                      (114)
           acquisitions
      Change in assets and liabilities, net of
           acquisitions
           Change in receivables                                  (22,341)                      (8,661)                   (1,731)
           Change in inventories                                   (1,690)                        (450)                   (1,103)
           Change in other assets                                  (1,055)                      (1,163)                      (21)
           Change in accounts payable and accrued                  (5,983)                       1,559                       242
               expenses
           Change in income taxes payable                            (725)                        (183)                      (84)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                           2,537                       12,459                    14,344
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities
Investment in property and equipment                               (4,648)                      (3,537)                   (2,163)
Proceeds from sale of business                                         --                           --                       144
Decrease (increase) in due from affiliate, net                     15,857                          (22)                   (8,721)
Acquisition  of pharmacy businesses                              (102,691)                      (5,531)                   (2,451)
Deferred payments on previous acquisitions                         (1,856)                      (2,030)                   (1,400)
Other items, net                                                   (1,366)                        (644)                     (107)
------------------------------------------------------------------------------------------------------------------------------------

      Net Cash (Used in ) Investing Activities                   (94,704)                     (11,764)                  (14,698)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Principal payments of debt                                         (3,255)                         (54)                      (56)
Exercise of stock options                                             793                           50                        --
Net borrowings under revolving credit agreement                    97,400                           --                        --
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used in) Financing Activities                   94,938                           (4)                      (56)
------------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                     2,771                          691                      (410)
------------------------------------------------------------------------------------------------------------------------------------

Cash at Beginning of Period                                           889                          198                       608
------------------------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                          $    3,660                    $     889                $      198
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

                  Notes to Consolidated Financial Statements
                  Summary of Significant Accounting Policies

Organization

           The Company owns and operates, directly or through its subsidiaries, institutional pharmacies. As of May 31, 1997, Manor Care owned 51.2% of the Company's common stock. Manor Care, through its wholly-owned subsidiary ManorCare Health Services, Inc., operates nursing facilities. Prior to Vitalink's February 12, 1997 acquisition of TeamCare, the institutional pharmacy business of GranCare, Inc. (see Acquisitions), Manor Care's ownership interest was 82.3%. Upon consummation of the GranCare Merger, Manor Care's ownership was reduced to approximately 45%. On May 21, 1997, Manor Care completed the purchase, through a tender offer, of 1,500,000 shares of Vitalink stock at $20.00 per share bringing its ownership to 51.2%. Unless the context otherwise requires, Manor Care shall mean Manor Care and its subsidiaries other than the Company.

Principles of Consolidation

           The consolidated financial statements include the accounts of Vitalink Pharmacy Services, Inc. and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition and Concentration of Credit Risk

           The Company records revenues at the time services or supplies are provided. Revenue is reported at the estimated net realizable amounts expected to be received from individuals, third party payors or others for services and supplies provided. Net revenues from Medicaid and Medicare programs were $87,432,000 and $13,876,000, respectively, for the year ended May 31, 1997 and $40,250,000 and $8,151,000, respectively, for the year ended May 31, 1996. Accounts receivable outstanding on the consolidated balance sheets from Medicaid and Medicare programs were 19% and 11%, respectively, of total accounts receivable at May 31, 1997 and 25% and 9%, respectively, of total accounts receivable at May 31, 1996.

Inventories

           Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised primarily of products held for resale.

Property and Equipment

           The components of property and equipment at May 31 are as follows:

                                                 1997                                 1996
                                                 ----                                 ----
                                                              (in thousands)
Leasehold improvements                        $    2,190                           $   1,125
Furniture, fixtures and equipment                 18,137                               6,907
Vehicles                                           2,765                               1,553
Computer equipment                                 7,002                               3,199
-----------------------------------------------------------------------------------------------------
                                                  30,094                              12,784
Less accumulated depreciation                     (7,186)                             (4,593)
                                                  ------                              ------
Property and equipment                        $   22,908                           $   8,191
=====================================================================================================

           Property and equipment is recorded at cost, or if obtained through acquisition, at the estimated fair market value at the date of acquisition. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

      Leasehold improvements...................................  5-10 years
      Furniture, fixtures and equipment
       including computer equipment............................  3-8 years
      Vehicles.................................................  2-3 years

Capitalization Policies

    Maintenance, repairs and minor replacements are charged to expense. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recorded.

Goodwill and Pharmacy Contracts

    Goodwill arising from business acquisitions is amortized on the straight-line basis over 40 years. Pharmacy contracts, principally representing the estimated value of acquired contracts to service customers, are amortized over their estimated useful lives, not to exceed 20 years. The recoverability of these assets is evaluated whenever events and circumstances indicate that the value of assets may be impaired. The evaluation is based on comparing the carrying value of the assets to the estimated undiscounted cash flows of the acquired business or pharmacy contract. If the evaluation indicates that the carrying value of the asset will not be fully recovered, the carrying value of the asset will be adjusted accordingly. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in fiscal year 1997. Adoption of this statement did not impact the Company's consolidated financial statements. Amortization expense charged to operations for goodwill and pharmacy contracts, respectively, was $3,559,000 and $1,535,000 in 1997, $786,000 and $928,000 in 1996 and $635,000 and $904,000 in 1995.

Earnings Per Common Share

    Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding. The effect of outstanding stock options on the computation is not material.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of New Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("SFAS 128"), which is effective for interim and annual periods ending after December 15, 1997. Early adoption of SFAS 128 is prohibited. The statement replaces primary earnings per share with basic earnings per share, as defined by the statement. The Company plans to adopt SFAS 128 in fiscal 1998. Had the Company adopted SFAS 128 in fiscal 1997, basic earnings per share would have been the same as reported earnings per share and diluted earnings per share would have been no more than 2% less in each of the three years ended May 31, 1997.

                           Related Party Transactions

Manor Care

    The Company provides pharmaceutical dispensing, infusion therapy and pharmacy consulting services to nursing facilities owned and operated by Manor Care and the patients of these facilities. Revenues from sales to

Manor Care nursing facilities and patients, which are included in net revenues in the consolidated statements of income, were $76,526,000, $64,302,000 and $52,449,000, respectively, for the three years ended May 31, 1997. Fees from consulting services to Manor Care and Manor Care facilities, which are included in net revenues in the consolidated statements of income, are charged based on an annual fee per bed and totaled $3,342,000, $2,764,000, and $2,285,000, respectively, for the three years ended May 31, 1997. Prior to fiscal year 1996, sales of pharmaceutical and infusion therapy products and services to Manor Care's nursing facilities were made at prices charged to other customers less an administrative fee equal to 3% of the private pay revenues derived from each facility. The administrative fee was $485,000 for the year ended May 31, 1995. Effective June 1, 1995, the Company ceased to pay Manor Care the 3% administrative fee as the Company assumed the billing and collecting of private pay revenues derived from Manor Care facilities.

    The Company and Manor Care have entered into an Administrative Services Agreement. Manor Care provides various services to the Company including, among others, cash management, payroll and payables processing, employee benefit plans, insurance, legal, accounting, tax, information systems and certain administrative services, as required. Substantially all cash received by the Company, with the exception of cash received by pharmacies acquired in the GranCare Merger, (the "TeamCare Pharmacies"), is immediately deposited in and combined with Manor Care's corporate funds through its cash management system. Similarly, operating expenses, capital expenditures and other cash requirements of the Company, with the exception of the TeamCare Pharmacies, are paid by Manor Care and charged to the Company. Administrative fees of $640,000, $595,000 and $551,000, respectively, for the three years ended May 31, 1997, were charged based on a time allocation method which Manor Care utilized to charge administrative services to all of its subsidiaries. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Care on the Company's behalf. It is anticipated that the Administrative Services Agreement will be terminated within one year following the GranCare Merger as the Company will be assuming direct in-house responsibility for the services provided.

    Prior to the GranCare Merger, Manor Care obtained and provided insurance coverage for group health, auto, general liability, property casualty and workers' compensation through its self-insurance and outside insurance programs and charged the Company based on the relative percentage of insurance costs incurred by Manor Care on the Company's behalf. After the GranCare Merger, all insurance except certain group health was obtained directly by Vitalink. Total insurance costs allocated were $2,051,000, $1,777,000 and $1,360,000, respectively, for the three years ended May 31, 1997. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Care on the Company's behalf.

    The net result of all intercompany transactions, plus tax allocations as discussed in the next footnote regarding income taxes, is included in the due from affiliate amount in the consolidated balance sheets. Due from affiliate has no set repayment terms. However, the balance due accrues interest and it is expected that repayment will occur as the Company requires cash.

    Manor Care credited the Company with interest income of $922,000, $972,000 and $822,000, respectively, for the three years ended May 31, 1997 relating to the average balance due from affiliate. The interest earned on the average balance due from affiliate was calculated based on an average three-month Treasury Bill rate plus 100 basis points. The average three-month Treasury Bill rate was 5.08%, 5.13% and 5.23% in the three years ended May 31, 1997.

    Following the GranCare Merger, the Company amended an Intercompany Debt and Credit Agreement which, among other things, terminated a $10,000,000 line of credit with Manor Care. There was no balance outstanding under this agreement at May 31, 1997 or 1996.

    The Company has entered into pharmacy, infusion therapy and consulting services agreements with Manor Care, whereby the Company has the option to provide pharmaceutical products and services, infusion therapy products and services and pharmacy consulting services to Manor Care, Manor Care nursing facilities and patients. The agreements have a ten-year term commencing June 1, 1991. The Company will continue to charge Manor Care for consulting services as set forth above.

GranCare

    The Company's Board of Directors includes three Directors who are also Directors of GranCare. In connection with the GranCare Merger, the Company assumed certain rights and obligations under existing Pharmaceutical Supply Agreements (the "Supply Agreement") between GranCare and TeamCare, whereby the Company has rights to supply pharmaceutical and related goods to existing GranCare facilities. The Supply Agreements have an initial term of five years and is automatically renewed for an additional year upon each anniversarythereof. Payment terms under the Supply Agreement are 30 days. Included in net revenues for fiscal 1997, are net revenues from GranCare facilities and their patients of $20,369,000. Included in accounts receivable at May 31, 1997, are amounts due from GranCare facilities of $7,185,000. Vitalink and GranCare have entered into an Interim Services Agreement (the "Interim Services Agreement") which requires GranCare to provide various services to the Company including, among others, tax and information systems, as required, for the benefit of the TeamCare Pharmacies. The term of the agreement is for a one year period subsequent to the GranCare Merger or for a lesser period if mutually agreed to by both parties. The fees for the services are based on the direct and indirect costs of providing such services.

Other

           The Company leases operating facilities from various employees. Rental expense under the non-cancelable operating leases was approximately $353,000, $290,000 and $290,000, respectively, for the three years ended May 31, 1997. Future minimum lease payments for the leases, which expire from 1998 to 2005, are $2,417,000 at May 31, 1997.

 Income Taxes

    In prior years, an agreement existed whereby the Company joined with Manor Care in the filing of a consolidated federal tax return. As a result of the GranCare Merger, the Company will file on a separate company basis effective with a short period return for the period February 1, 1997 through May 31, 1997. Accordingly, the Company has accrued taxes payable to or benefits receivable from Manor Care in the due from affiliate account up until the time of the GranCare Merger, based on the statutory rate applied to income before taxes after considering appropriate tax credits. Deferred taxes are recorded for the tax effect of temporary differences between book and tax income.

The consolidated provisions for income taxes follows for the years ended May 31:

                     1997                   1996               1995
                     ----                   ----               ----
                                       (in thousands)
Current
   Federal        $  9,762               $   7,459           $  6,381
   State             2,262                   1,722              1,476
Deferred
   Federal           1,396                     164                 20
   State               324                      38                  5
---------------------------------------------------------------------------
Income taxes       $13,744               $   9,383           $  7,882
===========================================================================

Deferred tax assets (liabilities) are comprised of the following at May 31:

                                           1997         1996        1995
                                           ----         ----        ----
                                                   (in thousands)
Gross deferred tax liabilities
   Depreciation                         $  (1,122)     $  (941)    $  (784)
   Amortization of intangibles            (17,906)        (390)       (269)
   Other                                     (999)        (598)       (266)
---------------------------------------------------------------------------
   Total gross deferred liabilities       (20,027)      (1,929)     (1,319)
===========================================================================
Gross deferred tax assets
Reserve for doubtful accounts               7,813          964         747
Acquisition costs                           3,864            0           0
Other                                       2,588          187         506
Total gross deferred tax assets           (14,265)      (1,151)     (1,253)
Gross deferred tax assets
Total gross deferred tax assets            14,265        1,151       1,253
Net deferred tax liabilities             $ (5,762)     $  (778)    $   (66)

The Company expects the deferred tax assets to be realized through future taxable income.

Reconciliation of the Federal statutory income tax rate and the Company's effective rate is as follows:


                                             1997      1996       1995
                                             ----      ----       ----
Federal income tax rate                      35.0%     35.0%      35.0%
State income taxes, net of Federal tax        5.2%      4.9%       4.9%
benefit
Amortization of intangibles                   2.4%      0.1%       0.2%
Other                                         0.3%      0.3%       0.2%
Effective income tax rate                    42.9%     40.3%      40.3%

Cash paid for state income taxes was $1,975,000, $1,210,000 and $1,100,000, respectively, for the three years ended May 31, 1997.

Accrued Expenses

Accrued expenses were as follows:

                                             1997                      1996
                                             ----                      ----
                                                    (in thousands)
                                      ------------------------------------------
Payroll and incentive compensation         $  8,663                 $  2,064
Acquisition related accruals                  6,251                      243
Insurance                                       925                       --
Other                                         5,140                       96
Accrued expenses                            $20,979                 $  2,403

Long-Term Debt

    In connection with the GranCare Merger, the Company entered into a five-year $200 million revolving credit facility, which expires February 12, 2002, with various banks. At May 31, 1997, the Company had drawn $97,400,000 under the Credit Facility. The interest rate is LIBOR plus .25%. The weighted average interest rate during fiscal 1997 was 6.05%.

    Amounts drawn under the Credit Facility were used to redeem, through a tender offer, $98,230,000 of GranCare's $100 million 9-3/8% senior subordinated notes. The Company is subject to a 0.15% facility fee for the total amount of the Credit Facility payable on a quarterly basis. The terms of the Credit Facility contain, among other provisions, requirements for maintaining defined levels of net worth, annual capital expenditures and interest coverage and consolidated leverage ratios. At May 31, 1997, the Company was in compliance with the terms of the Credit Facility.

    In connection with the GranCare Merger, the Company assumed $1,770,000 of untendered GranCare 9-3/8% senior subordinated notes due September 15, 2005. The notes require semi-annual interest payments. A premium of $600,000 has been recorded to reflect the fair market value of the notes at the date of the GranCare Merger.

    Also assumed in the GranCare Merger were various notes payable totaling $5,230,000 issued in connection with previously acquired pharmacy businesses. The weighted average interest rate on the notes is 7.03% and their annual maturities over the next five fiscal years are as follows: $1,850,000, $1,942,000, $938,000, $211,000 and $173,000.

    Vitalink has a $1,000,000 standby letter of credit related to contractual requirements with the State of New Jersey. The Company is subject to an annual fee of 0.375%, which is payable on a quarterly basis, on the letter of credit.

    Interest paid was $1,538,000, $51,000 and $57,000, respectively, in the three years ended May 31, 1997. The carrying amounts of Vitalink's long-term debt approximate fair value.

Leases

    The Company operates certain property and equipment under leases that have initial or remaining terms in excess of one year. Rental expense under noncancelable operating leases was $3,515,000, $1,373,000 and $1,086,000, respectively, for the three years ended May 31, 1997. Future minimum lease payments are as follows:

                                                Capital Leases                 Operating Leases
                                                --------------                 ----------------
                                                               (in thousands)
Fiscal Year ended May 31,
1998                                              $    465                       $    4,642
1999                                                   421                            3,711
2000                                                   411                            3,059
2001                                                   395                            2,622
2002                                                    84                            1,929
Thereafter                                              --                            1,152
Total minimum lease payments                       $ 1,176                        $  17,115
Less amount representing interest                     (378)
Present value of lease payments                      1,398

Current portion                                       (315)
                                                   -------
Lease obligations included in long-term debt       $ 1,083
                                                   -------

                                  Acquisitions

Fiscal Year 1997

    On February 12, 1997, the Company merged with TeamCare, GranCare's institutional pharmacy business, by acquiring all of the outstanding shares of GranCare after the spin-off of its skilled nursing business. The Company issued approximately 11.4 million shares of common stock and funded the redemption of $98,230,000 of $100 million face value of GranCare senior subordinated notes. The GranCare Merger was accounted for using the purchase method of accounting with an effective date of February 1, 1997 and, accordingly, the results of operations of TeamCare have been included in the consolidated financial statements since February 1, 1997. The purchase price of $351 million was allocated to the net assets acquired based on their estimated fair values at the date of the GranCare Merger. The excess of the purchase price over the fair value of net assets acquired was approximately $292 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

           The purchase price has been allocated to the net assets purchased and liabilities assumed as presented below.


                                 (in thousands)
----------------------------------------------------------------------------
           Working capital....................................$ 21,066
           Property and equipment...............................12,832
           Pharmaceutical Supply Agreement......................34,262
           Other assets..........................................2,240
           Goodwill............................................292,496
           Other liabilities .................................(11,896)

-----------------------------------------------------------------------------
           Purchase price                                     $351,000

           The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and TeamCare as if the GranCare Merger had occurred at the beginning of fiscal 1996, after giving effect to amortization of goodwill and pharmacy contracts, increased interest expense on the acquisition debt and related income tax effects.

                                                   1997                               1996
                                                   ----                               ----
                                         -----------------------------------------------------------
                                              (unaudited; in thousands, except per share data)
                                         -----------------------------------------------------------
Fiscal Year ended May 31,
Net revenues                                    $458,043                            $360,939
Net income                                      $ 21,630                            $ 16,078
Earnings per share                              $   0.85                            $   0.63

           The pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the GranCare Merger been effective at the beginning of 1996, nor is the pro forma information necessarily indicative of the results that will be obtained in the future.

           On July 31, 1996, the Company acquired Medisco Pharmacies, Inc., located in San Bernardino, California for 5,291,000 in cash plus the assumption of $2,510,000 in liabilities and future payments totaling $1,150,000.

Fiscal Year 1996

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

Fiscal Year 1995

           On April 27, 1995, the Company acquired the institutional pharmacy business of Parker's Pharmacy, Inc., located in San Antonio, Texas, for $2,451,000 in cash plus the assumption of $107,000 in liabilities.

           The above acquisitions are accounted for under the purchase method of accounting with the net assets recorded at their estimated fair market values at the date of acquisition. The fiscal 1996 and 1995 acquisitions are not material to the Company's financial position or results of operations on a pro forma basis.

           The estimated fair market values of pharmacy contracts acquired are amortized over their expected remaining lives not to exceed 20 years including estimated contract renewals. Goodwill, representing the excess of acquisition costs over the fair market value of acquired assets, is amortized over 40 years. Other assets include noncompete covenants totaling $1,585,000 and $1,681,000, respectively, at May 31, 1997 and 1996. Other assets are amortized over their estimated useful lives ranging from 2 to 10 years.

           Depreciation and amortization in the consolidated statements of income include amortization of intangible assets of $6,491,000, $2,641,000 and $2,449,000, respectively, for the three years ended May 31, 1997. The guaranteed value of stock options granted to the sellers of acquired businesses was considered part of the purchase price of the businesses. Included in deferred income taxes and other long-term liabilities in the consolidated balance sheets at May 31, 1997 and 1996 is $656,000 representing the guaranteed value of stock options.

Capital Stock and Stock Options

           In September 1991, the Company's sole shareholder and Board of Directors authorized 10,000,000 shares of preferred stock at $.01 par value. None of the preferred stock is issued and outstanding. The Board of Directors is authorized to determine the rights of the preferred shares.

           On July 10, 1996, the Board of Directors adopted and the shareholders subsequently approved the Company's 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of options, stock appreciation rights, restricted and performance shares to key employees. At May 31, 1997, 449,900 shares are reserved for issuance under the Incentive Plan. Options issued are at prices equal to the market price at the date of grant and have a term of ten years. Options that have been issued under the Incentive Plan vest at a rate of 20% per year for the first five years after the date of the grant.

           In September 1991, the Board of Directors adopted the Company's 1991 Key Executive Stock Option and Appreciation Rights Plan (the "Plan"). The Plan was terminated in fiscal 1997 in connection with the adoption of the 1996 Long-Term Incentive Plan. Under the Plan, 420,000 shares were reserved for issuance upon exercise of granted options. The Plan provided for the granting of options at prices equal to the market value of the stock at grant date. In addition, a stock appreciation right could be granted with a stock option. At the election of the Board, the stock appreciation right may be paid in cash or shares of common stock or a combination thereof in an amount equal to the difference between the option exercise price and the then market value of the shares subject to the option. Options granted are not exercisable during either the first one or two years after the grant date and vest over periods of 48 to 96 months. The options expire from 5 to 10 years after the grant date. In fiscal 1994, the Board adopted and the shareholders approved an increase in the number of shares reserved for issuance to 1,000,000.

           In February 1997, in conjunction with the GranCare Merger, the Company converted GranCare stock options into 1,121,030 of Company stock options. These converted options may be used to acquire Company stock and the option holders became fully vested as of February 12, 1997. The options expire 10 years after the date of the original grant.

The following summarizes stock option transactions for the three fiscal years ended May 31:

                                                       1997                             1996                        1995
                                                       ----                             ----                        ----
                                         --------------- ---------------- ---------------- ---------------- ----------------------
                                                            Weighted                          Weighted
                                                             Average                           Average
                                            Shares       Exercise Price       Shares       Exercise Price           Shares
                                         --------------- ---------------- ---------------- ---------------- ----------------------
Options outstanding, beginning of year       501,400          $14.59           497,100           $13.23             398,600
Options exercised                            (54,583)          14.92            (4,700)           10.47                  --
Options granted                               55,000           23.75           109,000            19.12             126,000
Options converted from GranCare options    1,121,030           16.31                --            --                     --
Options cancelled                            (11,000)          14.34          (100,000)           13.00             (27,500)
Options outstanding, end of year           1,611,847          $16.13           501,400           $14.59             497,100
Option price range at end of year        $0.99-$27.06                       $10.06-$19.88                        $10.06-$17.00





                                                            1997                       1996                        1995
                                                            ----                       ----                        ----

                                                                 Weighted                          Weighted
                                                                 Average                           Average
                                                                 Exercise                          Exercise
                                                     Shares       Price           Shares            Price              Shares
                                                     ------       -----           ------            -----              ------
Option price range of exercised shares              $10.75-$17.00                $10.06-$12.75                         --
Options available for grant at end of year            449,000                      493,900                        503,500
Weighted average fair value of options granted         $12.60                        $8.52                             --
during year

The following table summarizes information about stock options outstanding as of May 31, 1997:


                                                 OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
----------------------- --------------------- ---------------------- ---------------------- ---------------------- ----------------
                                                     Weighted
                                                      Average               Weighted                                   Weighted
      Range of                   Number              Remaining              Average                Number              Average
  Exercise Prices             Outstanding        Contractual Life        Exercise Price          Exercisable        Exercise Price

----------------------- --------------------- ---------------------- ---------------------- ---------------------- ----------------
    $ 0.99-$2.07                149,987             6.5 years               $1.25                    149,982             $1.25
     10.06-15.13                330,741             5.5 years               12.08                    147,109             $1.25
     16.11-22.33              1,036,450             7.0 years               18.78                    899,590             18.85
     23.36-27.06                 94,674             8.0 years               24.68                     39,674             26.03
                              1,611,847                                     16.13                  1,236,355             18.45

           The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for the Company's stock options been recognized based on the grant date fair value consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:




                                                     1997                             1996
                                                     ----                             ----
                                                      (in thousands, except per share data)
                                       ----------------------------------------------------------------
Net earnings--as reported                            $ 18,317                     $ 13,870
Net earnings--pro forma                              $ 18,168                     $ 13,721
Earnings per share--as reported                      $   1.03                     $   0.99
Earnings per share--pro forma                        $   1.02                     $   0.98

           The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed risk-free interest rates of 6.3% to 6.9%, expected volatility of 44.6%, dividend yield of zero and expected option lives of four to six years.

           The effects of applying SFAS 123 on this pro forma disclosure are not likely to be representative of the effects on reported net income in future years. Additionally, SFAS 123 does not apply to awards granted prior to 1996; additional awards are anticipated in future years.

           In 1993, options were granted to four of the former shareholders of White, Mack and Wart, Inc. to purchase 100,000 shares of common stock at $10.88 per share. These options are not exercisable during the first two years after the date of grant and then vest at the rate of 25% per year commencing at the end of year two. The options expire six years after the date of grant.

Contingencies and Compensating Balances

           On June 17, 1997, Vitalink filed a lawsuit against GranCare to enforce a non-competition agreement between the parties entered into in connection with the GranCare Merger. The lawsuit seeks preliminary and permanent orders blocking the proposed combination of GranCare with Living Centers of America, Inc.

           The Company is subject to various legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of the litigation with GranCare and other litigation will not have a material adverse effect on the Company's financial position or results of operations.

           In connection with acquisitions, contingent purchase price payments exist up to an aggregate maximum of $2,800,000, plus additional uncapped amounts based on future performance.

           In connection with the GranCare Merger, Vitalink entered into a limited guarantee with a term of 15 years to Health Retirement Properties Trust ("HRPT") of up to $15,000,000 for default mortgage obligations of GranCare facility leases. In return, Vitalink is the beneficiary of a $15,000,000 letter of credit from GranCare in the event that it defaults on any of its mortgages to HRPT.

           Compensating balances of $75,000 are required under certain debt agreements of Manor Care.

Pension, Profit Sharing and Incentive Plans

           The Company participates in the various pension and profit sharing plans of Manor Care and contributes through Manor Care to certain welfare plans. The provision for these plans amounted to $522,000, $433,000 and $317,000, respectively, for the three years ended May 31, 1997. All vested benefits under retirement plans are funded or accrued. In July 1997, the Company's Board of Directors approved a new profit sharing plan for all Vitalink employees. All participants in the Manor Care profit sharing plan will convert to the new profit sharing plan in fiscal 1998. Subsequent to the GranCare Merger, the Company established an interim profit sharing plan for former TeamCare employees, who will also convert to the new profit sharing plan in 1998. The provision for the interim plan was $130,000 in fiscal 1997.

           The Company has incentive compensation plans for management personnel and officers based primarily on new business development and achievement of certain profitability levels. Incentive compensation expense was $1,538,000, $1,003,000 and $968,000, respectively, for the three years ended May 31, 1997.

Quarterly Financial Data
(unaudited)

The following table summarizes the quarterly financial data for the fiscal years ended May 31, 1997 and 1996:

                                                                    Income from
      Quarter Ended                Net Revenues                     Operations            Net Income                  Per share
      -------------                ------------                     ----------            ----------                  ---------
                                               (in thousands, except per share data)
Fiscal 1997
August                             $   39,373                  $     5,965               $     3,712                   $   .27
November                               43,346                        6,257                     3,886                       .28
February                               69,772                        8,474                     4,747                       .27
May                                   121,547                       12,413                     5,972                       .24
                                   ----------                  -----------               -----------                   -------
                                   $  274,038                  $    33,109               $    18,317                   $  1.03*
Fiscal 1996
August                             $   31,822                  $     5,070               $     3,191                   $   .23
November                               33,998                        5,390                     3,366                       .24
February                               36,497                        5,646                     3,486                       .25



                                                                 Income from
      Quarter Ended                Net Revenues                   Operations              Net Income                  Per share
      -------------                ------------                   ----------              ----------                  ---------
                                                   (in thousands, except per share data)
May                                    38,798                        6,195                     3,827                       .27
                                    $ 141,115                    $  22,301                $   13,870                    $  .99

*  Does not add due to rounding and effect of weighted shares.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.



                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's reporting officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "Commission"), the NYSE and the Company. Based solely on the Company's review of the forms filed with the Commission and written representations from reporting persons that they were not required to file Form 5 for certain specified years, the Company believes that Manor Care, Ms. DeNardo and Messrs. Burleson and Kanter filed late certain reports required under
Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended May 31, 1997. The Company believes that all other of its reporting officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during fiscal year ended May 31, 1997.

    The Company's By-laws permit the Board of Directors to determine from time to time the aggregate number of directors constituting the entire Board, which may not be less than three nor more than eight. Accordingly, at the coming Annual Meeting of Stockholders, eight directors will be elected to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. Pursuant to the terms of a Shareholders Agreement entered into in connection with the GranCare Merger between the Company and Manor Care, Manor Care. has agreed to vote all of the shares held by it in favor of the election of the director nominees selected by a majority of the directors initially designated by GranCare, or their successors.

    The following table sets forth information with respect to each current director of the Company.

                             Served as
                             Director                            Positions with the Company;
        Name           Age     Since                      Business Experience; Other Directorships
        ----           ---     -----                      ----------------------------------------
Essel W. Bailey, Jr.*   53      1997    Chief Executive Officer and Director of Omega Healthcare Investors, Inc. since 1992;
                                        Managing Director of Principal Healthcare Finance Limited, a New Jersey company, since
                                        1995; Director of Evergreen Healthcare from 1992 through 1995; Managing Director of Omega
                                        Capital, Ltd. from 1986 to 1992.

Stewart Bainum, Jr.     51      1991    (see information above under "Executive Officers of Vitalink")

Joseph R. Buckley       49      1996    Executive Vice President, ManorCare since March 1996; President, Assisting Living
                                        Division of ManorCare Health Services, Inc. from June 1995 to March 1996; Senior Vice
                                        President, ManorCare from June 1990 to March 1996; Director of In Home Health, Inc.
                                        since October 1995.

Joel S. Kanter*         40      1997    Director of GranCare from December 1990 to February 1997; President of Windy City, Inc.
                                        since 1986; Director of I-Flow Corporation since March 1991; Director of Walnut Financial
                                        Services, Inc. since February 1995; Director of Encore Medical Corporation since March
                                        1995; Director of Osteoimplant Technology, Inc. since August 1995; President of Walnut
                                        Capital Corporation and Walnut Financial Services since February 1995; Consultant to
                                        Walnut Capital Corporation from 1988 to February 1995; Managing Director of the
                                        Investors' Washington Services from March 1985 to 1986.

James A. MacCutcheon     45     1994    Treasurer since 1992 to February 1997; Executive Vice President, Chief Financial Officer
                                        and Treasurer of Choice Hotels International, Inc. since October 1996; Senior Vice
                                        President--Finance, Chief Financial Officer and Treasurer of Manor Care October 1987 to
                                        October 1996.




                                Served as
                                Director                            Positions with the Company;
        Name              Age     Since                      Business Experience; Other Directorships
        ----              ---     -----                      ----------------------------------------
Robert L. Parker*          63      1997    Director of GranCare from July 1995 to February 1997; Director of Omega Healthcare
                                           Investors, Inc. since 1992; Director of National Bank of Bethany, Oklahoma since
                                           1994; Chairman of the Board of Directors of Omega Healthcare Investors, Inc. from
                                           March 1992 to July 1995; Managing Director of Omega Capital, Ltd. from 1986 to 1992;
                                           Senior Officer of Beverly Enterprises from January 1972 to December 1983.

James H. Rempe             67      1994    Secretary from 1991 through February 1997; Director of In Home Health, Inc. since October
                                           1995; Senior Vice President, General Counsel and Secretary of Manor Care since December
                                           1980.

Gary U. Rolle*             56      1997    Director of GranCare from February 1994 to February 1997; Executive Vice President and
                                           Chief Investment Officer of Transamerica Investment Services since 1983; Chairman and
                                           President of Transamerica Income Shares since 1988; Director of Transamerica Investors since 1995; Director of Transamerica Occidental Life Insurance Company since 1983;
                                           Director of Transamerica Assurance Company since 1983; Director of Transamerica Realty
                                           Services since 1983; Director of Arbor Life Insurance Company since 1983; Chairman of the
                                           Board of Separate Account Funds B & C since 1987; Member of the Board of Trustees of
                                           Harvey Mudd College since 1995.


-------------------
*Designated by GranCare.

ITEM 11.   Executive Compensation.

    The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended May 31, 1997, 1996, and 1995, of Mr. Burleson, Ms. DeNardo, Mr. Horner, Mr. Macomber and Mr. Thompson (the "Named Officers"), the only executive officers of the Company who received compensation from the Company during the fiscal year ended May 31, 1997. All other executive officers of the Company also serve as officers of Manor Care and are compensated by Manor
Care, Inc.

                          SUMMARY COMPENSATION TABLE


                                                                                                   Long-Term
                                                           Annual Compensation                   Compensation
                                                           -------------------                   ------------
                Name and                                                                         Stock Options      All Other
           Principal Position                Year          Salary          Bonus         Other     Shares(#)     Compensation(1)
           -------------------               ----          ------          -----         -----     ---------     ---------------
Gene E. Burleson                             1997        $ 148,566     $           0      (3)              0      $         0
Chief Executive Officer                      1996               __                __       __             __               __
(February 1997 to                            1995               __                __       __             __               __
August 1, 1997)(2)

Donald C. Tomasso                            1997        $       0     $           0      (3)              0      $         0
Chief Executive Officer                      1996                0                 0      (3)              0                0
December 1994 to February 1997(4)            1995                0                 0      (3)              0                0

Donna L. DeNardo                             1997        $ 233,250     $     186,600      (3)         18,300      $    12,327
President and Chief                          1996          186,101            82,815      (3)         20,000           10,924
Operating Officer                            1995          169,762            83,523      (3)         30,000            9,000

Robert W. Horner, III                        1997       $   77,115     $      46,269      (3)          6,000      $    53,342 (6)
Senior Vice President, General               1996               __                __       __             __               __
Counsel and Secretary(5)                     1995               __                __       __             __               __

Scott T. Macomber                            1997        $ 147,671     $     103,370      (3)          8,700      $     8,044
Senior Vice President,  Chief                1996          127,067            46,634      (3)         10,000            7,409
Financial Officer and Treasurer(7)           1995          118,885            47,435      (3)         15,000            7,197

Stephen A. Thompson                          1997        $ 118,135     $      70,881      (3)          5,900      $     4,402
Senior Vice President, Human                 1996          105,447     $      36,906      (3)         10,500            4,024
Resources and Administration(8)              1995               --                --         --           --               --

--------------------
(1) Represents amounts contributed by the Company for fiscal 1997, 1996, and 1995, for the Named Officers under the Manor Care, Inc. Retirement Savings (the 401(k) Plan) and the Non-Qualified Savings Plan, which provide retirement and other benefits to eligible employees, including the above Named Officers. During fiscal 1997, the Company contributed $0 for Mr. Burleson, $4,109 for Ms. DeNardo, $0 for Mr. Horner, $2,697 for Mr. Macomber and $2,201 for Mr. Thompson under the 401(k) Plan; and, $0 for Mr. Burleson, $8,218 for Ms. DeNardo, $0 for Mr. Horner, $5,347 for Mr. Macomber and $2,201 for Mr. Thompson under the Non-Qualified Savings Plan.

(2) Mr. Burleson was appointed Chief Executive Officer of the Company on February 12, 1997 and resigned August 1, 1997.

(3) The value of perquisites and other compensation does not exceed the lesser of $50,000 or 10% of the amount of annual salary and bonus paid to the Named Officers.

(4) Due to Mr. Tomasso's status as an employee of Manor Care, the Company's parent, Mr. Tomasso received no compensation from the Company during his tenure as Chief Executive Officer.

(5) Mr. Horner was hired as Vice President and General Counsel in November 1994, elected Secretary on January 17, 1997 and promoted to Senior Vice President on April 9, 1997.

(6) Pertains to expenses incurred by the Company in connection with three relocations by Mr. Horner during fiscal 1997.

(7)   Mr. Macomber was promoted to Senior Vice President on April 9, 1997.

(8) Mr. Thompson was promoted to Senior Vice President Human Resources and Administration on July 14, 1997.

      The Company's Board of Directors and stockholders adopted the Incentive Plan in October 1996. Under the Incentive Plan 493,900 shares of Common Stock have been reserved for issuance in connection with grants of the Company's equity securities made thereunder.

      The Company's Board of Directors and stockholders adopted Plan in September 1991. Under the Stock Option Plan, 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted thereunder.

      The following tables set forth certain information at May 31, 1997, and for the fiscal year then ended, concerning stock options granted to the Named Officers. Two of the Named Officers exercised stock options pertaining to the Common Stock of the Company during fiscal 1997. All Common Stock figures and exercise prices have been adjusted to reflect stock dividends and stock splits effective in prior fiscal years.


                      STOCK OPTION GRANTS IN FISCAL 1997

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                     Annual Rate of Stock
                                                                                                      Price Appreciation
                                                    Individual Grants                                 for Option Term (1)
                           ---------------------------------------------------------------------      -------------------
                                               Percentage of
                                               Total Options
                                              Granted to all
                            Number of            Employees         Exercise
                             Options             In Fiscal        Base Price      Expiration
         Name                Granted               1997            Per Share         Date            5%(2)          10%(3)
         ----                -------               ----            ---------         ----            -----          ------
Gene E. Burleson                    0  (4)           --                --                --              --            --
Donald C. Tomasso                   0  (4)           --                --                --              --            --
Donna L. DeNardo               18,300  (4)          33.33%            $23.75          07/10/06        $273,402      $692,655
Robert W. Horner, III           6,000  (4)          10.91%            $23.37          12/20/06        $ 88,200      $223,500
Scott T. Macomber               8,700  (4)          15.82%            $23.75          07/10/06        $129,978      $329,295
Stephen A. Thompson             5,900  (4)          10.73%            $23.75          07/10/06        $ 88,146      $223,315

-------------------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast future possible appreciation, if any, of the price of the Company's Common Stock. Since options are granted at market price, a zero percent gain in the stock price will result in no realizable value to the option holders.

(2) A 5% per year appreciation in the stock price from $23.75 per share yields $38.69 on the expiration date. A 5% per year appreciation in the stock price from $23.37 per share yields $38.07 on the expiration date.

(3) A 10% per year appreciation in the stock price from $23.75 per share yields $61.60 on the expiration date. A 10% per year appreciation in the stock price from $23.37 per share yields $60.62 on the expiration date.

(4) The options granted vest at a rate of 20% per year commencing on the first through the fifth anniversaries of the date of the stock option grant.

                          AGGREGATED OPTION EXERCISES
               IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES


                                 Shares                                                                   Value of Unexercised
                                Acquired                                  Number of Unexercised           in-the-money Options
                                   On                 Value              Options at May 31, 1997           at May 31, 1997(1)
                                   --                 -----              -----------------------           ------------------
             Name               Exercise             Realized        Exercisable                        Exercisable   Unexercisable
             ----               --------             --------        -----------                        -----------   -------------
                                    #                   $            Unexercisable
                                    -                   -            -------------
Gene E. Burleson                    __                  __               140,895               0        $314,781          $   0
Donald C. Tomasso                   __                  __                  0                  0           0                  0
Donna L. DeNardo                  20,000             $115,000             42,170            111,130     $194,923           $425,452
Robert W. Horner, III               __                  __                  0                6,000         0                  0
Scott T. Macomber                 15,000             $58,200              20,250            58,450      $ 78,847           $221,803
Stephen A. Thompson                 __                  __                2,100             19,300      $ 9,563            $ 41,550

---------------------
(1) The closing price of the Company's Common Stock, as reported by the New York Stock Exchange on May 30, 1997 was $19.50 per share. The value is calculated on the basis of the difference between the option per share exercise price and $19.50 per share, multiplied by the number of shares of Common Stock underlying the option.


Employment Agreements

     Mr. Burleson resigned his position as Chief Executive Officer of the Company as of August 1, 1997. Under the agreement formerly existing between Gene
E. Burleson and the Company, his annual salary was $450,000. In connection with Mr. Burleson's resignation, Mr. Burleson and the Company have entered into a Separation Agreement and Mutual General Release dated July 24, 1997 (the "Separation Agreement"). The Separation Agreement provides for payment of $2,340,000, as well as certain attorneys fees and insurance premiums in exchange for a complete release of any and all claims against the Company, a prohibition against solicitation of Company employees by Mr. Burleson and a commitment by Mr. Burleson to maintain the confidentiality of Company information, among other commitments.

     Under the terms of an agreement between Donna L. DeNardo and the Company, her annual salary is presently $275,000. The agreement currently extends through December 1, 1999. Ms. DeNardo is entitled to an annual bonus of up to 80% of her base compensation based on the performance of the Company.

     Under the terms of an agreement between Robert W. Horner, III and the Company, his annual salary is presently $165,000. The Agreement currently extends through January 23, 2000. Mr. Horner is entitled to an annual bonus of up to 84.5% of his base compensation based on the performance of the Company.

     Under the terms of an agreement between Scott T. Macomber and the Company, his annual salary is presently $175,000. The Agreement currently extends through January 23, 2000. Mr. Macomber is entitled to an annual bonus of up to 84.5% of this base compensation based on the performance of the Company.

Retirement Plans

     Effective January 1, 1992, the Company adopted 401(k) Plan, a defined contribution retirement, saving and investment plan maintained by Manor Care for its employees and the employees of its participating affiliated companies. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under
Section 401(k) of the Code. All employees age 21 or over with at least one year of service, and who have worked at least 1,000 hours during the year, are eligible to participate. Subject to certain non-discrimination requirements, each employee may contribute an amount to the 401(k) Plan on a pre-tax basis up to 15% of the employee's salary, but not more than the current federal limit of $9,500. The Company will match contributions made by its employees subject to certain limitations described in greater detail below. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year based upon a formula that involves the profits of Manor Care for the year and the number of years of service of the participant. In no event will the Company make a matching contribution which exceeds 6% of a participant's salary. Amounts contributed by the Company pursuant to the 401(k) Plan for the fiscal years ended May 31, 1997, 1996, and 1995 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

     Effective January 1, 1992, the Company adopted the Manor Care, Inc Non-Qualified Savings maintained by Manor Care for its employees and the employees of its participating affiliated companies. Certain select highly compensated members of the management of the Company are eligible to participate in the Non-Qualified Savings Plan. The Non-Qualified Savings Plan mirrors the provisions of the 401(k) Plan, to the extent feasible, and is intended to provide the participants with a pre-tax savings vehicle to the extent that pre-tax savings are not permissible under the 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing. With the exception of Messrs. Burleson and Horner, all of the Named Officers have elected to participate in the Non-Qualified Savings Plan. Amounts contributed by the Company pursuant to the Non-Qualified Savings Plan for the fiscal years ended May 31, 1997, 1996, and 1995, for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

     The Company match under the 401(k) Plan and the Non-Qualified Savings Plan is limited to a maximum aggregate of 6% of the annual salary of a participant. Effective December 1993, participants were given the right to elect to receive the Company matching contribution either in Manor Care stock or cash or a combination of the foregoing. Likewise, participant contributions under the two plans may not exceed the aggregate of 15% of the annual salary of a participant.

     Effective February 15, 1997, the Company adopted the Vitalink Pharmacy Services, Inc. 401(k) Profit Sharing Plan (the "New 401(k) Plan"), a defined contribution retirement, saving and investment plan maintained by Vitalink Pharmacy Services, Inc. for its new employees joining the Company following the GranCare Merger. The Company adopted a resolution effective October 1, 1997 to amend and restate the New 401(k) Plan to be renamed the Vitalink Pharmacy Services, Inc. Retirement Savings and Investment Plan (the "Restated 401(k) Plan"). The Restated 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under Section 401(k) of the Code. All pre-merger employees currently on the 401(k) Plan will transfer to the Restated 401(k) Plan. Employees (pre and post merger) age 21 or over with at least six months of service, are eligible to participate. Subject to certain non-discrimination requirements, each employee may contribute an amount to the Restated 401(k) Plan on a pre-tax basis of up to 15% of the employee's salary, but not more than the current federal limit of $9,500. The Company will match contributions made by its employees subject to certain limitations described in greater detail below. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year for the year and the number of years of service of the participant. In no event will the Company make a matching contribution which exceeds 6% of a participant's salary. Amounts contributed by the Company pursuant to the 401(k) Plan for the fiscal year years ended May 31, 1997, 1996, and 1995 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation." Contributions to the Company's New 401(k) Plan are due to be made in December. Accordingly, the Company has not made any contributions to the New 401(k) Plan yet to date.

     Effective October 1, 1997, the Company will adopt the Vitalink Pharmacy Services, Inc. Non-Qualified Retirement Savings and Investment Plan (the "New Non-Qualified Savings Plan") maintained by the Company for its employees. Certain select highly compensated members of the management of the Company are eligible to participate in the New Non-Qualified Savings Plan. The New Non-Qualified Savings Plan mirrors the provisions of the Restated 401(k) Plan, to the extent feasible, and is intended to provide the participants with a pre-tax savings vehicle to the extent that pre-tax savings are not permissible under the Restated 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing.

      The Company match under the Restated 401(k) Plan and the Non-Qualified Savings Plan is limited to a maximum aggregate of 6% of the annual salary of a participant. Effective December 1997, participants will receive the Company matching contribution in cash. Likewise, participant contributions under the two plans may not exceed the aggregate of 15% of the annual salary of a participant.


ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

      As of August 14, the only greater than 5% beneficial owner of Common Stock of the Company is ManorCare Health Services, Inc. a wholly-owned subsidiary of Manor Care, Inc. (Hereinafter, as and when the context required, Manor Care, Inc. and its subsidiaries are collectively referred to as "Manor Care, Inc.") As of that date, Manor Care, owned beneficially 13,000,000 shares of Common Stock of the Company, comprising 51.2% of the Company's Common Stock. The address of Manor Care is 11555 Darnestown Road, Gaithersburg, Maryland 20878.

      The following table sets forth, as of August 14, 1997 (the "Record Date"), the amount of the Company's Common Stock beneficially owned by (1) each director and nominee, (2) the chief executive officers of the Company during fiscal 1997 and the four other most highly compensated executive officers, and (3) all officers and directors as a group.


                                              Number of Company
Name of Beneficial Owner                  Shares Beneficially Owned          Percent of Class
------------------------                  -------------------------          ----------------
Stewart Bainum, Jr.                                     0                           *
Gene E. Burleson                                  419,945 (1)                     1.7
Donald C. Tomasso                                       0                           *
Donna L. DeNardo                                   59,602 (2)                       *
Robert W. Horner, III                                 13  (3)                       *
Scott T. Macomber                                  26,190 (4)                       *
Stephen A. Thompson                                 4,957 (5)                       *
Essel W. Bailey, Jr.                              451,694 (6)                     1.8
Joseph R. Buckley                                       0                           *
Joel S. Kanter                                    155,929 (7)                       *
James A. MacCutcheon                                    0                           *
Robert L. Parker                                  104,760 (8)                       *
James H. Rempe                                          0                           *
Gary U. Rolle                                     479,988 (9)                       *
All directors and officers                      1,703,096(10)                    6.7
as a group (14 persons)
------------

* Indicates beneficial ownership of less than 1% of the issued and outstanding Common Stock of the Company.

(1) Includes 140,895 shares of stock options currently exercisable.

(2) Includes 45,830 shares which Ms. DeNardo has the right to acquire pursuant to stock options exercisable within 60 days of the Record Date.

(3) All shares included are held through the Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan").

(4) Includes 3,000 shares held jointly with Mr. Macomber's spouse. Also includes 1,200 shares owned by minor children of Mr. Macomber for which he is custodian and 21,990 shares which Mr. Macomber has the right to acquire pursuant to stock options exercisable within 60 days of the Record Date. Beneficial ownership of the shares held as custodian for Mr. Macomber's minor children is disclaimed.

(5) Includes 173 shares held through the Purchase Plan. Also includes, 4,905 shares which Mr. Thompson has the right to acquire pursuant to stock options exercisable within 60 days of the Record Date.

(6) Includes 10,516 shares held through Mr. Bailey, Jr.'s family foundation. Also includes 219,173 shares owned by his spouse.

(7) Includes 478 shares held through Club 21 Trust; 221 shares held through Club 21 Trust II; 221 shares held through Club 21 Trust III; 95,600 shares held through Walnut Capital Corp. for which Mr. Kanter acts as President; 17,877 shares held through Windy City, Inc. for which Mr. Kanter acts as President; and 19,120 shares held by the Kanter Family Foundation for which Mr. Kanter acts as President. Also includes 11,472 shares which Mr. Kanter has the right to acquire pursuant to stock options exercisable within 60 days of the Record Date.

(8) Includes 97,112 shares held through trusts. Also includes 7,648 shares which Mr. Parker has the right to acquire pursuant to stock options exercisable within 60 days of the Record Date.

(9) Includes 469,090 shares held through TransAmerica Corp. of which Mr. Rolle is deemed an affiliate under federal securities laws. Also includes 10,516 shares which Mr. Rolle has the right to acquire pursuant to stock options exercisable within 60 days of the Record Date.

(10) Includes a total of 243,256 shares which the officers, nominees and directors included in the group have the right to acquire pursuant to stock options exercisable within 60 days of the Record Date.

      The following table also sets forth, as of the Record Date the amount of Manor Care, Inc. Common Stock beneficially owned by (1) each director and nominee, (2) the chief executive officers of the Company serving during fiscal 1997, and the four other most highly compensated executive officers and (3) all officers and directors as a group.

                                  Number of Shares of
                                    Manor Care, Inc.
                                 Common Stock Shares
Name of Beneficial Owner          Beneficially Owned         Percent of Class(1)
------------------------          ------------------         ------------------

Stewart Bainum, Jr.                   15,269,851  (2)                15.2
Gene E. Burleson                               0                       *
Donald C. Tomasso                        143,424                       *
Donna L. DeNardo                           6,466  (4)                  *
Robert W. Horner, III                          0                       *
Scott T. Macomber                          6,032  (5)                  *
Stephen A. Thompson                          401  (6)                  *
Essel W. Bailey, Jr.                           0                       *
Joseph R. Buckley                        101,631  (7)                  *
Joel S. Kanter                                 0                       *
James A. MacCutcheon                           0  (8)                  *
Robert L. Parker                        ________                       *
James H. Rempe                            61,162  (9)                  *
Gary U. Rolle                                  0                       *
All directors and officers            15,680,329 (10)                23.5
as a group ([14] members)                                            -----
-----------------
*Indicates beneficial ownership of less than 1% of the issued and outstanding Manor Care Common Stock.

(1) Percentages are based on a total of 66,709,912 shares outstanding on August 14, 1997.

(2) Includes 20,598 shares owned directly by Mr. Bainum, Jr. Also includes 5,417,761 shares owned by Bainum Associates Limited Partnership ("Bainum Associates") and 4,415,250 shares owned by MC Investments Limited Partnership ("MC Investments"), in both of which Mr. Bainum, Jr. is managing general partner with the sole right to dispose of the shares. Authority to vote such shares is held by the voting general partner, Mr. B. Houston McCeney. Also includes 1,779,628 shares owned by Mid Pines Associates Limited Partnership ("Mid Pines"), in which Mr. Bainum, Jr. is managing general partner and has shared voting authority, and 3,567,869 shares held by Realty Investment in which Mr. Bainum, Jr. has shared voting authority. Also includes 88,000 shares which Mr. Bainum, Jr. has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date and 350 shares and 993 shares, respectively, which Mr. Bainum, Jr. has the right to receive upon termination of his employment with the Company pursuant to the terms of the Manor Care, Inc. Retirement Savings and Investment Plan (the "401(k) Plan") and the Manor Care, Inc. Non-Qualified Retirement Savings and Investment Plan (the "Non-Qualified Savings Plan.


(3) Includes 40 shares held by adult children of Mr. Tomasso who share the same household. Beneficial ownership of such shares is disclaimed. Also includes 135,984 shares which Mr. Tomasso has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after August 14, 1997, and 326 shares and 574 shares, repectively, which Mr. Tomasso has the right to receive upon termination of his employment with the Company pursuant to the terms of the 401(k) Plan and the Nonqualified Savings Plan (based upon a report of each plan's trustee for June 1997).

(4) Includes 439 and 405 shares, respectively, which Ms. DeNardo has the right to receive upon termination of her employment with the Company pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

(5) Includes 4,500 shares Mr. Macomber has the right to acquire pursuant to stock options which are exercisable within 60 days after the Record Date and 439 and 393 shares, respectively, which Mr. Macomber has the right to receive upon termination of his employment with the Company pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

(6) Represents shares which Mr. Thompson has the right to receive upon termination of his employment with the Company pursuant to the terms of the 401(k) plan and the Non-Qualified Savings Plan.

(7) Includes 100,423 shares Mr. Buckley has the right to acquire pursuant to stock options which are exercisable within 60 days after the Record Date and 668 and 540 shares, respectively, which Mr. Buckley has the right to receive upon termination of his employment with Manor Care, Inc. pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

(8) Includes 91,362 shares Mr. MacCutcheon has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after August 14, 1997.

(9) Includes 3,552 shares Mr. Rempe has the right to acquire pursuant to stock options which are exercisable within 60 days after August 14, 1997, and 780 shares and 424 shares, respectively which Mr. Rempe has the right to receive upon termination of his employment with Manor Care pursuant to the terms of the 401(k) Plan and Non-Qualified Savings Plan.

(10) Includes a total of 423,821 shares which the officers, nominees, and directors included in the group have the right to acquire pursuant to stock options which are presently exercisable within 60 days after August 14, 1997, and a total of 3,403 and 3,329 shares, respectively, which such directors and officers have the right to receive upon the termination of their employment pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

ITEM 13.   Certain Relationships and Related Transactions

Agreements with Manor Care

      Pursuant to four agreements with Manor Care, each having an initial ten-year term commencing June 1, 1991, the Company provides pharmaceutical dispensing, infusion therapy and pharmacy consulting services to nursing facilities owned and operated by Manor Care and the residents of these facilities. Sales of pharmaceutical and infusion therapy products and services to Manor Care's nursing facilities are made at prices based on the level of service provided . Revenues from sales to Manor Care nursing facilities and patients were $76,526,000 in fiscal year 1997. Fees from consulting services to Manor Care and Manor Care facilities were charged in fiscal year 1997 based on an annual fee per bed and amounted to $3,342,000.

      The Company and Manor Care have entered into an Administrative Services Agreement. The agreement is terminable upon 180 days prior notice by either party. Manor Care provides various services to the Company, including among others, cash management, payroll and payables processing, employee benefit plans, insurance, legal, accounting, tax, information systems, and administrative services as required. Substantially all cash received by the Company is immediately deposited in and combined with Manor Care's corporate funds through its cash management system, with the exception of cash received by the TeamCare pharmacies acquired in the GranCare Merger. Under this agreement, Vitalink has agreed to reimburse Manor Care for the direct costs of rendering services to Vitalink. Where such direct costs cannot be separately measured, Vitalink will pay a portion of the total cost based on Manor Care's current practices for allocating those costs among its subsidiaries. For the year ended May 31, 1997, administrative fees of $640,000 were charged to Vitalink. It is anticipated that the Administrative Services Agreement will be terminated during fiscal 1998 as the Company will be assuming direct in-house responsibility for the services provided by Manor Care thereunder.

      Prior to February 12, 1997, Manor Care provided insurance coverage for group health, auto, general liability, property, casualty and workers compensation. Manor Care, through its self-insurance and outside insurance programs, charged the Company based on the relative percentage of insurance costs incurred by Manor Care on the Company's behalf. Total insurance costs allocated were $2,051,000 in fiscal 1997. Management believes that the foregoing charge is a reasonable allocation of the costs incurred by Manor Care on the Company's behalf. After the GranCare Merger, all insurance coverage with the exception of certain group health coverage was independently obtained by Vitalink.

Prior to the GranCare Merger, the Company and Manor Care were parties to an Intercompany Debt and Credit Agreement whereby Manor Care provided the Company with a Line of Credit of $10,000,000 (the "Line of Credit"), as well as cash management services. The Intercompany Debt and Credit Agreement was amended on February 12, 1997 and the Line of Credit was terminated. Pursuant to the agreement, the Company is required to loan to Manor Care its excess cash, with the exception of the cash received by the pharmacies operated by the Company's TeamCare subsidiary. Manor Care credited the Company with interest income of $922,000 in fiscal 1997 relating to the average balance "Due from Affiliate." Interest earned was based on an average three month Treasury bill rate of 5.08% plus 100 basis points in fiscal year 1997. At May 31, 1997, the balance "Due from Affiliate" was $1,053,000. The Company anticipates terminating the Intercompany Debt and Credit Agreement during fiscal 1998.

      In prior years, a tax agreement existed whereby the Company joined with Manor Care in the filing of a consolidated federal income tax return and had reached agreement with Manor Care with respect to: (i) the conduct of tax audits and the handling of tax controversies; (ii) the allocation of responsibility for the filing of tax returns; and (iii) various other matters. The consolidated return of Manor Care, which was computed in accordance with the provisions of SFAS No. 109, was allocated among its subsidiaries on a separate company basis. Up to January 31, 1997, the Company accrued taxes payable to or benefits receivable from Manor Care, Inc. in the "Due from Affiliate" account, based on the statutory rate applied to income before taxes after considering appropriate tax credits. Deferred taxes are recorded for the tax effect of temporary differences between book and tax income. Effective February 1, 1997, the Company will file its tax return on a separate company basis, starting with a short period return for the period February 1, 1997 through May 31, 1997.

The Company leases a portion of its Monticello, Illinois, pharmacy from Manor Care, Inc. under an annual lease which currently expires on March 31, 1998. The annual rental payable under the lease is currently $8,000.

      In connection with the GranCare Merger, Manor Care, Inc. entered into a Non-Competition Agreement (the "Non-Competition Agreement"), whereby Manor Care, Inc. and GranCare agree not to engage in the institutional pharmacy business within the United States during the three-year term of such agreement except temporarily in connection with future acquisitions of skilled nursing businesses that have an established pharmacy operation embedded in the acquired skilled nursing business. Similarly, Vitalink has agreed not to engage in the skilled nursing business during the three-year term of such agreement. In the event that Manor Care, Inc. or GranCare shall, during the term of this agreement, acquire a skilled nursing business that has as a component a pharmacy operation, it must offer to sell such pharmacy operation to the Company upon the terms described in this agreement. In the event the Company acquires a skilled nursing business in conjunction with the acquisition of a pharmacy business, it must use commercially reasonable efforts to divest itself of such skilled nursing business within one year. In connection with the Termination and Release Agreement between GranCare and the Company, this agreement will be automatically terminated and certain payments made pursuant to the Termination and Release Agreement upon the consummation of the merger between Living Centers of America, Inc. and GranCare. The Termination and Release Agreement is described above under "Legal Proceedings."

      The Company and Manor Care, Inc. have entered into a Shareholders Agreement (the "Shareholders Agreement") which provides for continuity in the composition of the Vitalink Board of Directors during the three-year term of such agreement. During the term of this agreement, Manor Care has agreed to vote all shares of the Company's Common Stock beneficially owned by it in favor of four nominees designated by the predecessor to GranCare prior to the GranCare Merger, or their successors. Any vacancy on the Company's Board of Directors created by the departure of a GranCare designated director will be filled by a nominee selected by a majority of the then-remaining GranCare designated directors. In connection with the Termination and Release Agreement between GranCare and the Company, this agreement will be automatically terminated and certain payments made pursuant to the Termination and Release Agreement upon the consummation of the merger between Living Centers of America, Inc. and GranCare. The Termination and Release Agreement is described above under "Legal Proceedings."


      Under the Shareholders Agreement, Manor Care, Inc. is also required to limit its sales of the Company's Common Stock to transactions meeting the conditions set forth in the Shareholders Agreement.

Agreements with GranCare

      As contemplated by the GranCare Merger, the Company and GranCare are parties to an interim services arrangement which establishes a framework for GranCare to provide to Vitalink, as the successor to GranCare's institutional pharmacy business following the GranCare Merger, certain services as may be requested by the Company in order to ensure an orderly transition following the GranCare Merger. The contemplated services are generally those that were historically provided by GranCare on a centralized basis to its institutional pharmacy business such as corporate tax and information systems services. No written agreement has been executed as of the date hereof; however, the term of the contemplated agreement is for one year from the time of the GranCare Merger. Under this contemplated agreement, GranCare is to be reimbursed for all direct and indirect costs and expenses incurred in connection with providing any services, as well as the allocated portion of the base salaries of GranCare employees actually providing services to the Company. In fiscal 1997, no payments were made by the Company in connection with this contemplated agreement.

      Pursuant to pharmaceutical supply agreements with GranCare facilities, each having individual five-year terms, the Company provides pharmaceutical supplies and services to certain GranCare skilled nursing facilities and the residents thereof. Depending upon the payor source, either the Company will bill the payor source directly or the skilled nursing facility will bill the payor source and then pay the Company. Revenues from sales to GranCare skilled nursing facilities and patients were $20,369,000 in fiscal 1997.

      GranCare is also a party to the Non-Competition Agreement described above under " - Agreements with Manor Care."

Other Agreements

      The Company has agreed to indemnify, defend and hold harmless the present and former officers of the predecessor to GranCare (including the four members of the Company's Board of Directors originally designated by the predecessor to GranCare) against all losses, claims, damages, expenses or liabilities arising out of actions or omissions or alleged actions or omissions occurring at or prior to the effective time of the GranCare Merger to the extent permitted or required under applicable law and the corporate governance documents of the predecessor to GranCare.

In December 1992, the Company entered into an agreement to lease an operating facility from Harold Blumenkrantz, a former director and current employee of the Company, and Mark Blumenkrantz, his son and also an employee of the Company. Rental expenses under the non-cancelable operating lease were $290,000 per year in the three years ended May 31, 1997. Future minimum lease payments for the lease, which expires in 2002, are $1,616,000 at May 31, 1997.

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.

(a)        1.  Financial Statements

               Included on the following hereof:

               Report of Independent Public Accountants                       11

               Consolidated Statements of Income                              12

               Consolidated Balance Sheets                                 12-13

               Consolidated Statements of Stockholders' Equity                13

               Consolidated Statements of Cash Flows                          14

               Notes to Consolidated Financial Statements                  15-25

           2.  Financial Statement Schedule

               The following Report and Schedule are filed herewith on the pages indicated:

           Report of Independent Public Accountants
                  Schedule .......................                           A-1

               Schedule II - Valuation and Qualifying
                  Accounts........................                           A-2

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

               2.4 Shareholders Agreement, dated February 12, 1997, between the
                   Company and Manor Care, Inc. Exhibit 2.4 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

               2.5 Non-Competition Agreement, among the Company, Manor Care,
                   Inc. and GranCare, Inc., dated as of February 12, 1997.
                   Exhibit 2.5 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

               2.6 Form of Interim Services Agreement between the Company and
                   GranCare. Exhibit 2.6 to Registration Statement No. 333-19097 is incorporated herein by reference.

               2.7 Tax Allocation and Indemnification Agreement, between the
                   Company and GranCare, Inc. dated as of February 12, 1997.
                   Exhibit 2.7 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

               3.1 Restated Articles of Incorporation. Exhibit 3.1 to
                   Registration Statement No. 33-43261 is incorporated herein by reference.

               3.2 By-Laws. Exhibit 3.2 to Registration Statement No. 33-43261
                   is incorporated herein by reference.

               4.1 Form of Old GranCare, Inc.'s 9-3/8% Senior Subordinated Notes
                   due 2005 (the "Senior Subordinated Notes") which were assumed by the Company by operation of law as a consequence of the GranCare Merger (as filed with Old GranCare's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 is incorporated herein by reference).

               4.2 Indenture from Old GranCare to Marine Midland Bank, as
                   Trustee, dated November 15, 1995 (as filed with Old GranCare's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 is incorporated herein by reference).

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

             10.13 Employment Agreement dated January 23, 1997, between the
                   Company and Robert W. Horner, III. Exhibit 10.13 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

             10.14 Employment Agreement dated January 23, 1997, between the
                   Company and Scott T. Macomber. Exhibit 10.14 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

             10.15 Employment Agreement dated November 30, 1995, between
                   Vitalink Pharmacy Services, Inc. and Harold Blumenkrantz.
                   Exhibit 10.15 to Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.

             10.16 Separation Agreement and Mutual General Release dated July
                   24, 1997, between the Company and Gene E. Burleson. Exhibit
                   10.16 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

             10.17 Vitalink Pharmacy Services, Inc. 1997 Non-Employee Director
                   Stock Compensation Plan. Exhibit 10.17 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

             10.18 Vitalink Pharmacy Services, Inc. Amended and Restated 1996
                   Long Term-Incentive Plan. Exhibit 10.18 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

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

             10.21 Acquisition Agreement, Agreement to Lease and Mortgage Loan
                   Agreement, dated December 28, 1990, by and among Health and Rehabilitation Properties Trust ("HRPT") and Hostmasters, Inc., AMS Holding Co., American Medical Services, Inc. and AMS Properties, Inc. ("AMS"), as amended, through December 29, 1993 (as filed with Old GranCare's Registration Statement No. 33-42595 is incorporated herein by reference).

             10.22 Master Lease Document, dated December 28, 1990, between HRPT and AMS (as filed with Old GranCare's Registration Statement No. 33-42595 is incorporated herein by reference).

             10.23 Form of Guaranty, dated December 28, 1990, by American
                   Medical Services, Inc. and each of its subsidiaries in favor of HRPT (as filed with Old GranCare's Registration Statement No. 33-42595 is incorporated herein by reference).

             10.24 Amendment to Master Lease between HRPT and AMS, dated as of
                   December 29, 1993 (as filed with Old GranCare's Current Report on Form 8-K dated January 13, 1994 is incorporated herein by reference).

             10.25 Amendment to Master Lease between HRPT and GCI Healthcare
                   Centers, Inc. ("GCI"), dated as of December 29, 1993 (as filed with Old GranCare's Current Report on Form 8-K dated January 13, 1994 is incorporated herein by reference).

             10.26 Asset Purchase Agreement among Old GranCare, Long-Term Care
                   Pharmaceutical Services Corporation, Long-Term Care Pharmaceutical Services Corporation III, CompuPharm LTC, Inc., Lawrence H. Garatoni, individually and as Trustee, Anthony Wright and Edward Spartz, individuals, dated as of June 30, 1994, with Exhibits (as filed with Old GranCare's Form 10-Q for the quarterly period ended June 30, 1994 is incorporated herein by reference).

             10.27 Asset Purchase Agreement between CompuPharm, Inc., GCI
                   Innovative Pharmacy, Inc. and Innovative Pharmacy Services, Inc. dated as of September 15, 1995 (as filed with Old GranCare's Form 10-Q for the quarterly period ended September 30, 1995 is incorporated herein by reference).

             10.28 Assignment and Assumption Agreement dated December 6, 1995, between CompuPharm, Inc. and HPI HealthCare Services, Inc. regarding providing pharmaceutical services to the State of New Jersey. Exhibit 10.48 to Old GranCare's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

             10.29 Consent and Amendment to Transaction Documents dated as of
                   December 31, 1996, among HRPT, AMS, GCI and GranCare, Inc.
                   Exhibit 10.29 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

             10.30 Limited Guaranty between the Company and HRPT. Exhibit 10.30 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

             10.31 Termination and Release Agreement dated September 3, 1997 between the Company, Manor Care, GranCare, Apollo Management L.P. and Living Centers of America, Inc.

           13 1997 Annual Report to Stockholders. Exhibit 13 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.

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



Dated: September 29, 1997                     VITALINK PHARMACY SERVICES, INC.

                                              By:/s/ Robert W. Horner, III
                                                 ------------------------------
                                                 Robert W. Horner, III
                                                 Senior Vice President, General
                                                 Counsel and Secretary

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                           Title                           Date
         ---------                           -----                           ----
   /s/  DONNA L. DENARDO       President and Chief Operating Officer    September 29, 1997
-----------------------------  (principal executive officer)
        Donna L. DeNardo

   /s/ SCOTT T. MACOMBER       Senior Vice President, Chief             September 29, 1997
-----------------------------  Financial Officer and Treasurer
       Scott T. Macomber       (principal financial and
                               accounting officer)

   /s/ STEWART BAINUM, JR.     Chairman and Director                    September 29, 1997
-----------------------------
       Stewart Bainum, Jr.

   /s/ ESSEL W. BAILEY, JR.    Director                                 September 29, 1997
-----------------------------
       Essel W. Bailey, Jr.

   /s/ JOSEPH R. BUCKLEY       Director                                 September 29, 1997
-----------------------------
       Joseph R. Buckley

   /s/ JOEL S. KANTER          Director                                 September 29, 1997
-----------------------------
       Joel S. Kanter

   /s/ JAMES A. MACCUTCHEON    Director                                 September 29, 1997
-----------------------------
       James A. MacCutcheon

   /s/ ROBERT L. PARKER        Director                                 September 29, 1997
-----------------------------
       Robert L. Parker

   /s/ JAMES H. REMPE          Director                                 September 29, 1997
-----------------------------
       James H. Rempe

   /s/ GARY U. ROLLE           Director                                 September 29, 1997
-----------------------------
       Gary U. Rolle

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                                        SCHEDULE II

                                                                           Additions
                                                                 ----------------------------
                                           Balance At             Charged                                                Balance At
                                           Beginning             To Profit                                Write-           End Of
     Description                           Of Period             And Loss             Other 1             Offs             Period
     ------------                          ----------            ---------            -------             -----            ------
Allowance for doubtful accounts
     Year ended May 31, 1997                 $ 2,163              $ 4,411                  --           $ (1,702)          $ 4,872
     Year ended May 31, 1996                   1,378                2,412                  --             (1,627)            2,163
     Year ended May 31, 1995                   2,113                1,772            $ (1,019)            (1,488)            1,378

----------
     1 In fiscal year 1995, represents reclassification as discussed in Registrant's consolidated financial statements included in its 1995 Annual Report.