Form 10-K/A
period 1997-05-31
VITALINK PHARMACY SERVICES INC
filed 1997-10-09
CIK 879970

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates was $213,070,904 as of August 14, 1997 based upon a closing price of $19.50 per share.

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

           On June 17, 1997 Vitalink and Manor Care filed a lawsuit against GranCare to enforce a Non-Competition Agreement (the "Non-Competition Agreement") which the parties entered into on February 12, 1997 as part of the GranCare Merger. The agreement specifically prohibits GranCare and Manor Care from becoming involved, directly or indirectly in the institutional pharmacy business for three years.

           On August 7, 1997 Vice Chancellor Jack B. Jacobs of the Delaware Court of Chancery granted a preliminary injunction in favor of Vitalink and Manor Care. Vice Chancellor Jacobs also denied GranCare's motion for summary judgment. The decision was appealed by GranCare before the Delaware Supreme Court.

           On September 5, 1997, Vitalink announced that it had reached a settlement of the lawsuit pending the fulfillment of certain conditions which resulted in the withdrawal of the appeal. Under the terms of a Termination and Release Agreement (the "Termination and Release Agreement") dated September 3, 1997 by and between the Company, GranCare, Manor Care, Apollo Management L.P. and Living Centers of America, Inc. ("Living Centers of America"), GranCare agreed to pay $18,500,000 to Vitalink and $500,000 to Manor Care in consideration of the cancellation and termination of the Non-Competition Agreement and the release of all claims associated with the Non-Competition Agreement and/or its enforcement.

           The Non-Competition Agreement automatically terminates as of the closing of the merger by and between Living Centers of America and GranCare. Alternatively, in the event that such merger does not close, GranCare may, at its sole discretion, terminate the Non-Competition Agreement upon payment of the above-noted amounts. In any event, termination of the Non-Competition Agreement is contingent on the termination of the Shareholders Agreement. The Non-Competition Agreement and the Shareholders Agreement are described below in "Certain Relationships and Related Transactions--Agreements with Manor Care."

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

Market Price Per Share

            Fiscal 1997           High        Low

            August               $25.00     $20.50
            November              24.88      20.75
            February              24.63      21.13
            May                   21.50      16.25

            Fiscal 1996           High        Low

            August               $17.50     $14.75
            November              19.50      14.75
            February              25.38      16.88
            May                   24.50      19.00

      The Company has not paid, and does not anticipate paying in the foreseeable future, any dividends to holders of its common stock.

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

                                                  Consolidated Statements of Income
                                                (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                  Year Ended May 31,                               1997                        1996                   1995
                  ------------------                               ----                        ----                   ----
Net Revenues                                                     $274,038                     $141,115               $112,257
Cost of Goods Sold                                                140,426                       71,122                 56,280
Gross Profit                                                      133,612                       69,993                 55,977

Operating Expenses
      Payroll expenses                                             61,463                       29,255                 22,153
      Selling, general and administrative expenses                 25,102                       11,662                  9,573
      Provision for doubtful accounts                               4,411                        2,412                  1,772
      Depreciation and amortization                                 9,527                        4,363                  3,753
      Total operating expenses                                    100,503                       47,692                 37,251
Income from Operations                                             33,109                       22,301                 18,726
Interest Income and Other, Net                                      1,106                        1,003                    893
Interest Expense                                                   (2,154)                         (51)                   (57)
Income Before Income Taxes                                         32,061                       23,253                 19,562
Income Taxes                                                       13,744                        9,383                  7,882
                                                                 --------                     --------               --------
Net Income                                                       $ 18,317                     $ 13,870               $ 11,680
                                                                 --------                     --------               --------

Weighted Average Shares Outstanding                                17,727                       13,976                 13,975
Earnings Per Share                                               $   1.03                     $    .99               $    .84

The accompanying notes are an integral part of these consolidated statements.


                                           VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
====================================================================================================================================

                                                      Consolidated Balance Sheets
                                                 (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                   As of May 31,                                               1997                   1996
                                   -------------                                               ----                   ----
Assets
Current Assets
      Cash and cash equivalent                                                              $    3,660            $      889
      Receivables (net of allowances of $4,872 and $2,163)                                      79,745                20,093
      Inventories                                                                               25,193                 7,426
      Deferred income taxes                                                                      9,590                 1,138
      Other                                                                                      1,829                   330
      Total current assets                                                                     120,017                29,876
Due from Affiliate                                                                               1,053                16,910
Property and Equipment, at Cost, Net of Accumulated Depreciation                                22,908                 8,191
Pharmacy Contracts (net of amortization of $4,579 and $3,044)                                   39,313                 6,187
Goodwill (net of amortization of $5,705 and $2,146)                                            326,884                31,194
Other Assets (net of amortization of $4,689 and $3,292)                                          6,630                 3,565
                                                                                     ===============================================

TOTAL ASSETS                                                                                $  516,805            $   95,923

Liabilities and Stockholders' Equity
         Current Liabilities
         Accounts payable                                                                   $   22,867            $    3,918

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

                                                Consolidated Statements of Cash Flows
                                                            (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                  Year Ended May 31,                               1997                        1996                      1995
                  ------------------                               ----                        ----                      ----
Cash Flows from Operating Activities

Net Income                                                       $ 18,317                     $ 13,870                  $ 11,680
Reconciliation of net income to net cash provided by
operating activities:
      Depreciation and amortization                                 9,527                        4,363                     3,753
      Provision for doubtful accounts                               4,411                        2,412                     1,772
      Gain on sale of business                                         --                           --                       (50)
      Decrease (increase) in deferred taxes, net of                 2,076                          712                      (114)
           acquisitions
      Change in assets and liabilities, net of
           acquisitions
           Change in receivables                                  (22,341)                      (8,661)                   (1,731)
           Change in inventories                                   (1,690)                        (450)                   (1,103)
           Change in other assets                                  (1,055)                      (1,163)                      (21)
           Change in accounts payable and accrued                  (5,983)                       1,559                       242
               expenses
           Change in income taxes payable                            (725)                        (183)                      (84)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                           2,537                       12,459                    14,344
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities
Investment in property and equipment                               (4,648)                      (3,537)                   (2,163)
Proceeds from sale of business                                         --                           --                       144
Decrease (increase) in due from affiliate, net                     15,857                          (22)                   (8,721)
Acquisition  of pharmacy businesses                              (102,691)                      (5,531)                   (2,451)
Deferred payments on previous acquisitions                         (1,856)                      (2,030)                   (1,400)
Other items, net                                                   (1,366)                        (644)                     (107)
------------------------------------------------------------------------------------------------------------------------------------

      Net Cash (Used in ) Investing Activities                   (94,704)                     (11,764)                  (14,698)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Principal payments of debt                                         (3,255)                         (54)                      (56)
Exercise of stock options                                             793                           50                        --
Net borrowings under revolving credit agreement                    97,400                           --                        --
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used in) Financing Activities                   94,938                           (4)                      (56)
------------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                     2,771                          691                      (410)
------------------------------------------------------------------------------------------------------------------------------------

Cash at Beginning of Period                                           889                          198                       608
------------------------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                          $    3,660                    $     889                $      198
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

                  Notes to Consolidated Financial Statements
                  Summary of Significant Accounting Policies

Organization

The Company owns and operates, directly or through its subsidiaries, institutional pharmacies. As of May 31, 1997, Manor Care owned 51.2% of the Company's common stock. Manor Care, through its wholly-owned subsidiary ManorCare Health Services, Inc., operates nursing facilities. Prior to Vitalink's February 12, 1997 acquisition of TeamCare, the institutional pharmacy business of GranCare, Inc. (see "--Acquisitions"), Manor Care's ownership interest was 82.3%. Upon consummation of the GranCare Merger, Manor Care's ownership was reduced to approximately 45%. On May 21, 1997, Manor Care completed the purchase, through a tender offer, of 1,500,000 shares of Vitalink stock at $20.00 per share bringing its ownership to 51.2%. Unless the context otherwise requires, Manor Care shall mean Manor Care and its subsidiaries other than the Company.

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

Manor Care credited the Company with interest income of $922,000, $972,000 and $822,000, respectively, for the three years ended May 31, 1997 relating to the average balance due from affiliate. The interest earned on the average balance due from affiliate was calculated based on an average three-month Treasury Bill rate plus 100 basis points. The average three-month Treasury Bill rate was 5.08%, 5.13% and 5.23%, respectively, in the three years ended May 31, 1997.

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

GranCare

The Company's Board of Directors includes three Directors who are also Directors of GranCare. In connection with the GranCare Merger, the Company assumed certain rights and obligations under existing Pharmaceutical Supply Agreements (the "Supply Agreement") between GranCare and TeamCare, whereby the Company has rights to supply pharmaceutical and related goods to existing GranCare facilities. The Supply Agreement has an initial term of five years and is automatically renewed for an additional year upon each anniversary.
Payment terms under the Supply Agreement are 30 days. Included in net revenues for fiscal 1997, are net revenues from GranCare facilities and their patients of $20,369,000. Included in accounts receivable at May 31, 1997, are amounts due from GranCare facilities of $7,185,000.

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

The consolidated provisions for income taxes follows for the years ended May 31:

                     1997                   1996               1995
                     ----                   ----               ----
                                       (in thousands)
Current
   Federal        $  9,762               $   7,459           $  6,381
   State             2,262                   1,722              1,476
Deferred
   Federal           1,396                     164                 20
   State               324                      38                  5
---------------------------------------------------------------------------
Income taxes       $13,744               $   9,383           $  7,882
===========================================================================

Deferred tax assets (liabilities) are comprised of the following at May 31:

                                           1997         1996        1995
                                           ----         ----        ----
                                                   (in thousands)
Gross deferred tax liabilities
   Depreciation                         $  (1,122)     $  (941)    $  (784)
   Amortization of intangibles            (17,906)        (390)       (269)
   Other                                     (999)        (598)       (266)
---------------------------------------------------------------------------
   Total gross deferred tax liabilities   (20,027)      (1,929)     (1,319)
===========================================================================
Gross deferred tax assets
    Reserve for doubtful accounts           7,813          964         747
    Acquisition costs                       3,864            0           0
    Other                                   2,588          187         506
    Total gross deferred tax assets        14,265        1,151       1,253
                                         --------      -------     -------
Net deferred tax liabilities             $ (5,762)     $  (778)    $   (66)
                                         ========      =======     =======


The Company expects the deferred tax assets to be realized through future taxable income.

Reconciliation of the Federal statutory income tax rate and the Company's effective rate is as follows:


                                             1997      1996       1995
                                             ----      ----       ----
Federal income tax rate                      35.0%     35.0%      35.0%
State income taxes, net of Federal tax        5.2%      4.9%       4.9%
    benefit
Amortization of intangibles                   2.4%      0.1%       0.2%
Other                                         0.3%      0.3%       0.2%
Effective income tax rate                    42.9%     40.3%      40.3%

Cash paid for state income taxes was $1,975,000, $1,210,000 and $1,100,000, respectively, for the three years ended May 31, 1997.

Accrued Expenses

Accrued expenses were as follows:

                                             1997                      1996
                                             ----                      ----
                                                    (in thousands)
Payroll and incentive compensation         $  8,663                 $  2,064
Acquisition related accruals                  6,251                      243
Insurance                                       925                       --
Other                                         5,140                       96
                                            -------                 --------
Accrued expenses                            $20,979                 $  2,403
                                            =======                 ========

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

Leases

The Company operates certain property and equipment under leases that have initial or remaining terms in excess of one year. Rental expense under noncancelable operating leases was $3,515,000, $1,373,000 and $1,086,000, respectively, for the three years ended May 31, 1997. Future minimum lease payments are as follows:

                                                Capital Leases                 Operating Leases
                                                --------------                 ----------------
                                                               (in thousands)
Fiscal Year ended May 31,
1998                                              $    465                       $    4,642
1999                                                   421                            3,711
2000                                                   411                            3,059
2001                                                   395                            2,622
2002                                                    84                            1,929
Thereafter                                              --                            1,152
                                                   -------                        ---------
Total minimum lease payments                       $ 1,776                        $  17,115
Less amount representing interest                     (378)
                                                   =======
Present value of lease payments                      1,398

Current portion                                       (315)
                                                   -------
Lease obligations included in long-term debt       $ 1,083
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


                                 (in thousands)
           Working capital....................................$ 21,066
           Property and equipment...............................12,832
           Pharmaceutical Supply Agreement......................34,262
           Other assets..........................................2,240
           Goodwill............................................292,496
           Other liabilities .................................(11,896)

-----------------------------------------------------------------------------
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

 Fiscal Year ended May 31,                         1997                               1996
                                                   ----                               ----
                                              (unaudited; in thousands, except per share data)
Net revenues                                    $458,043                            $360,939
Net income                                      $ 21,630                            $ 16,078
Earnings per share                              $   0.85                            $   0.63

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

In September 1991, the Board of Directors adopted the Company's 1991 Key Executive Stock Option and Appreciation Rights Plan (the "Stock Option Plan"). The Stock Option Plan was terminated in fiscal 1997 in connection with the adoption of the Incentive Plan. Under the Stock Option Plan, 420,000 shares were reserved for issuance upon exercise of granted options. The Stock Option Plan provided for the granting of options at prices equal to the market value of the stock at grant date. In addition, a stock appreciation right could be granted with a stock option. At the election of the Board, the stock appreciation right may be paid in cash or shares of common stock or a combination thereof in an amount equal to the difference between the option exercise price and the then market value of the shares subject to the option. Options granted are not exercisable during either the first one or two years after the grant date and vest over periods of 48 to 96 months. The options expire from 5 to 10 years after the grant date. In fiscal 1994, the Board adopted and the shareholders approved an increase in the number of shares reserved for issuance to 1,000,000.

In February 1997, in conjunction with the GranCare Merger, the Company converted GranCare stock options into 1,121,030 of Company stock options. These converted options may be used to acquire Company stock and the option holders became fully vested as of February 12, 1997. The options expire 10 years after the date of the original grant.

The following summarizes stock option transactions for the three fiscal years ended May 31:

                                                       1997                             1996                        1995
                                                       ----                             ----                        ----
                                         --------------- ---------------- ---------------- ---------------- ----------------------
                                                            Weighted                          Weighted
                                                             Average                           Average
                                            Shares       Exercise Price       Shares       Exercise Price           Shares
                                         --------------- ---------------- ---------------- ---------------- ----------------------
Options outstanding, beginning of year       501,400          $14.59           497,100           $13.23             398,600
Options exercised                            (54,583)          14.92            (4,700)           10.47                  --
Options granted                               55,000           23.75           109,000            19.12             126,000
Options converted from GranCare options    1,121,030           16.31                --            --                     --
Options cancelled                            (11,000)          14.34          (100,000)           13.00             (27,500)
Options outstanding, end of year           1,611,847          $16.13           501,400           $14.59             497,100
Option price range at end of year        $0.99-$27.06                       $10.06-$19.88                        $10.06-$17.00





                                                            1997                       1996                        1995
                                                            ----                       ----                        ----

                                                                 Weighted                          Weighted
                                                                 Average                           Average
                                                   Shares      Exercise Price     Shares        Exercise Price        Shares
                                                   ------      --------------     ------        --------------        ------
Option price range of exercised shares            $10.75-$17.00                $10.06-$12.75                              --
Options available for grant at end of year          449,000                      493,900                             503,500
Weighted average fair value of options granted       $12.60                        $8.52                                  --
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
      Range of                   Number              Remaining              Average                Number              Average
  Exercise Prices             Outstanding        Contractual Life        Exercise Price          Exercisable        Exercise Price

----------------------- --------------------- ---------------------- ---------------------- ---------------------- ----------------
    $ 0.99-$2.07                149,982             6.5 years               $1.25                    149,982             $1.25
     10.06-15.13                330,741             5.5 years               12.08                    147,109             $1.25
     16.11-22.33              1,036,450             7.0 years               18.78                    899,590             18.85
     23.36-27.06                 94,674             8.0 years               24.68                     39,674             26.03
                              1,611,847                                     16.13                  1,236,355             18.45

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for the Company's stock options been recognized based on the grant date fair value consistent with the provisions of SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:




                                                     1997                             1996
                                                     ----                             ----
                                                      (in thousands, except per share data)
Net earnings--as reported                            $ 18,317                     $ 13,870
Net earnings--pro forma                              $ 18,168                     $ 13,721
Earnings per share--as reported                      $   1.03                     $   0.99
Earnings per share--pro forma                        $   1.02                     $   0.98

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

EXECUTIVE OFFICERS OF THE COMPANY

    The name, age, title, present principal occupation, and other material occupations, positions, offices and employment of each of the executive officers of the Company are set forth below. The business address of Ms. DeNardo, Mr. Horner, Mr. Macomber and Mr. Thompson is 1250 East Diehl Road,Suite 208 Naperville, Illinois 60563. Mr. Bainum's address is 11555 Darnestown Road, Gaithersburg, Maryland 20878.

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

    The Company's By-laws permit the Board of Directors to determine from time to time the aggregate number of directors constituting the entire Board, which may not be less than three nor more than eight. Accordingly, at the coming Annual Meeting of Stockholders, eight directors will be elected to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. Pursuant to the terms of a Shareholders Agreement entered into in connection with the GranCare Merger between the Company and Manor Care. Manor Care has agreed to vote all of the shares held by it in favor of the election of the director nominees selected by a majority of the directors initially designated by GranCare, or their successors.

    The following table sets forth information with respect to each current director of the Company.

                             Served as
                             Director                            Positions with the Company;
        Name           Age     Since                      Business Experience; Other Directorships
        ----           ---     -----                      ----------------------------------------
Essel W. Bailey, Jr.*   53      1997    Chief Executive Officer and Director of Omega Healthcare Investors, Inc. since 1992;
                                        Managing Director of Principal Healthcare Finance Limited, a New Jersey company, since
                                        1995; Director of Evergreen Healthcare from 1992 through 1995; Managing Director of Omega
                                        Capital, Ltd. from 1986 to 1992.

Stewart Bainum, Jr.     51      1991    (see information above under "--Executive Officers of the Company")

Joseph R. Buckley       49      1996    Executive Vice President, ManorCare since March 1996; President, Assisting Living
                                        Division of ManorCare Health Services, Inc. from June 1995 to March 1996; Senior Vice
                                        President, ManorCare from June 1990 to March 1996; Director of In Home Health, Inc.
                                        since October 1995.

Joel S. Kanter*         40      1997    Director of GranCare from December 1990 to present; President of Windy City, Inc.
                                        since 1986; Director of I-Flow Corporation since March 1991; Director of Walnut Financial
                                        Services, Inc. since February 1995; Director of Encore Medical Corporation since March
                                        1995; Director of Osteoimplant Technology, Inc. since August 1995; President of Walnut
                                        Capital Corporation and Walnut Financial Services since February 1995; Consultant to
                                        Walnut Capital Corporation from 1988 to February 1995; Managing Director of the
                                        Investors' Washington Services from March 1985 to 1986.

James A. MacCutcheon     45     1994    Treasurer from 1992 to December 1996; Executive Vice President, Chief Financial Officer
                                        and Treasurer of Choice Hotels International, Inc. since October 1996; Senior Vice
                                        President--Finance, Chief Financial Officer and Treasurer of Manor Care from October 1987 to October 1996.






                                Served as
                                Director                            Positions with the Company;
        Name              Age     Since                      Business Experience; Other Directorships
        ----              ---     -----                      ----------------------------------------
Robert L. Parker*          63      1997    Director of GranCare from July 1995 to present; Director of Omega Healthcare
                                           Investors, Inc. since 1992; Director of National Bank of Bethany, Oklahoma since
                                           1994; Chairman of the Board of Directors of Omega Healthcare Investors, Inc. from
                                           March 1992 to July 1995; Managing Director of Omega Capital, Ltd. from 1986 to 1992;
                                           Senior Officer of Beverly Enterprises from January 1972 to December 1983.

James H. Rempe             67      1994    Secretary from 1991 through February 1997; Director of In Home Health, Inc. since October
                                           1995; Senior Vice President, General Counsel and Secretary of Manor Care since December
                                           1980.

Gary U. Rolle*             56      1997    Director of GranCare from February 1994 to present; Executive Vice President and
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

                          SUMMARY COMPENSATION TABLE


                                                                                                   Long-Term
                                                           Annual Compensation                   Compensation
                                                           -------------------                   ------------
                Name and                                                                         Stock Options      All Other
           Principal Position                Year          Salary          Bonus         Other     Shares(#)     Compensation(1)
           -------------------               ----          ------          -----         -----     ---------     ---------------
Gene E. Burleson                             1997        $ 148,566     $           0      (3)              0      $         0
Chief Executive Officer                      1996               __                __       __             __               __
February 1997 to                             1995               __                __       __             __               __
August 1997 (2)

Donald C. Tomasso                            1997        $       0     $           0      (3)              0      $         0
Chief Executive Officer                      1996                0                 0      (3)              0                0
December 1994 to February 1997(4)            1995                0                 0      (3)              0                0

Donna L. DeNardo                             1997        $ 233,250     $     186,600      (3)         18,300      $    12,327
President and Chief                          1996          186,101            82,815      (3)         20,000           10,924
Operating Officer                            1995          169,762            83,523      (3)         30,000            9,000

Robert W. Horner, III                        1997       $   77,115     $      46,269      (3)          6,000      $    53,342 (6)
Senior Vice President, General               1996               __                __       __             __               __
Counsel and Secretary(5)                     1995               __                __       __             __               __

Scott T. Macomber                            1997        $ 147,671     $     103,370      (3)          8,700      $     8,044
Senior Vice President,  Chief                1996          127,067            46,634      (3)         10,000            7,409
Financial Officer and Treasurer(7)           1995          118,885            47,435      (3)         15,000            7,197

Stephen A. Thompson                          1997        $ 118,135     $      70,881      (3)          5,900      $     4,402
Senior Vice President, Human                 1996          105,447     $      36,906      (3)         10,500            4,024
Resources and Administration(8)              1995               --                --       --             --               --

--------------------
(1) Includes amounts contributed by the Company for fiscal 1997, 1996, and 1995, for the Named Officers under the Manor Care, Inc. Retirement Savings (the "401(k) Plan") and the Non-Qualified Savings Plan, which provide retirement and other benefits to eligible employees, including the above Named Officers. During fiscal 1997, the Company contributed $0 for Mr. Burleson, $4,109 for Ms. DeNardo, $0 for Mr. Horner, $2,697 for Mr. Macomber and $2,201 for Mr. Thompson under the 401(k) Plan; and, $0 for Mr. Burleson, $0 for Mr. Tomasso, $8,218 for Ms. DeNardo, $0 for Mr. Horner, $5,347 for Mr. Macomber and $2,201 for Mr. Thompson under the Non-Qualified Savings Plan.

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

(5) Mr. Horner was hired as Vice President and General Counsel in November 1996, elected Secretary on January 17, 1997 and promoted to Senior Vice President on April 9, 1997.

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

      The Company's Board of Directors and stockholders adopted the Stock Option Plan in September 1991. Under the Stock Option Plan, 1,000,000 shares of Common Stock had been reserved for issuance upon exercise of options granted thereunder and 506,100 shares have been granted to date. No additional shares have been granted pursuant to the Stock Option Plan.

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


                      STOCK OPTION GRANTS IN FISCAL 1997

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                     Annual Rate of Stock
                                                                                                      Price Appreciation
                                                    Individual Grants                                 for Option Term (1)
                           ---------------------------------------------------------------------      -------------------
                                               Percentage of
                                               Total Options
                                              Granted to all
                            Number of            Employees         Exercise
                             Options             In Fiscal           Price        Expiration
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

                          AGGREGATED OPTION EXERCISES
               IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES


                                 Shares                                                                   Value of Unexercised
                                Acquired                                  Number of Unexercised           in-the-money Options
                                   On                 Value              Options at May 31, 1997           at May 31, 1997(1)
                                   --                 -----              -----------------------           ------------------
             Name               Exercise             Realized        Exercisable     Unexercisable      Exercisable   Unexercisable
             ----               --------             --------        -----------     -------------      -----------   -------------
                                    #                   $
                                    -                   -
Gene E. Burleson                    __                  __               140,895               0        $314,781          $   0
Donald C. Tomasso                   __                  __                  0                  0           0                  0
Donna L. DeNardo                  20,000             $115,000             42,170            111,130     $194,923           $425,452
Robert W. Horner, III               __                  __                  0                6,000         0                  0
Scott T. Macomber                 15,000             $58,200              20,250            58,450      $ 78,847           $221,803
Stephen A. Thompson                 __                  __                2,100             19,300      $ 9,563            $ 41,550

---------------------
(1) The closing price of the Company's Common Stock, as reported by the New York Stock Exchange on May 30, 1997 was $19.125 per share. The value is calculated on the basis of the difference between the option per share exercise price and $19.125 per share, multiplied by the number of shares of Common Stock underlying the option.


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

     Under the terms of an agreement between Donna L. DeNardo and the Company, her annual salary is presently $275,000. The agreement currently extends through December 1, 1999. Ms. DeNardo is entitled to an annual bonus of up to 103% of her base compensation based on the performance of the Company.

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

     Effective January 1, 1992, the Company adopted the Manor Care, Inc. Non-Qualified Savings maintained by Manor Care for its employees and the employees of its participating affiliated companies. Certain select highly compensated members of the management of the Company are eligible to participate in the Non-Qualified Savings Plan. The Non-Qualified Savings Plan mirrors the provisions of the 401(k) Plan, to the extent feasible, and is intended to provide the participants with a pre-tax savings vehicle to the extent that pre-tax savings are not permissible under the 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing. With the exception of Messrs. Burleson and Horner, all of the Named Officers have elected to participate in the Non-Qualified Savings Plan. Amounts contributed by the Company pursuant to the Non-Qualified Savings Plan for the fiscal years ended May 31, 1997, 1996, and 1995, for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

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

     Effective February 15, 1997, the Company adopted the Vitalink Pharmacy Services, Inc. 401(k) Profit Sharing Plan (the "New 401(k) Plan"), a defined contribution retirement, saving and investment plan maintained by Vitalink Pharmacy Services, Inc. for its new employees joining the Company following the GranCare Merger. The Company adopted a resolution effective October 1, 1997 to amend and restate the New 401(k) Plan to be renamed the Vitalink Pharmacy Services, Inc. Retirement Savings and Investment Plan (the "Restated 401(k) Plan"). The Restated 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under Section 401(k) of the Code. All pre-merger employees currently on the 401(k) Plan will transfer to the Restated 401(k) Plan. Employees (pre and post merger) age 21 or over with at least six months of service, are eligible to participate. Subject to certain non-discrimination requirements, each employee may contribute an amount to the Restated 401(k) Plan on a pre-tax basis of up to 15% of the employee's salary, but not more than the current federal limit of $9,500. The Company will match contributions made by its employees subject to certain limitations described in greater detail below. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year for the year and the number of years of service of the participant. In no event will the Company make a matching contribution which exceeds 6% of a participant's salary. Amounts contributed by the Company pursuant to the 401(k) Plan for the fiscal year years ended May 31, 1997, 1996, and 1995 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation." The Company has not made any contributions to the New
401(k) Plan to date.

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


ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

      As of August 14, 1997 the only greater than 5% beneficial owner of Common Stock of the Company is ManorCare Health Services, Inc. a wholly-owned subsidiary of Manor Care. As of that date, Manor Care, owned beneficially 13,000,000 shares of Common Stock of the Company, comprising 51.2% of the Company's Common Stock. The address of Manor Care is 11555 Darnestown Road, Gaithersburg, Maryland 20878.

      The following table sets forth, as of August 14, 1997, the amount of the Company's Common Stock beneficially owned by (1) each director and nominee, (2) the chief executive officers of the Company during fiscal 1997 and the four other most highly compensated executive officers, and (3) all officers and directors as a group.


                                              Number of Company
Name of Beneficial Owner                  Shares Beneficially Owned          Percent of Class
------------------------                  -------------------------          ----------------
Stewart Bainum, Jr.                                     0                           *
Gene E. Burleson                                  419,945 (1)                     1.7
Donald C. Tomasso                                       0                           *
Donna L. DeNardo                                   59,602 (2)                       *
Robert W. Horner, III                                 13  (3)                       *
Scott T. Macomber                                  26,190 (4)                       *
Stephen A. Thompson                                 4,975 (5)                       *
Essel W. Bailey, Jr.                              451,694 (6)                     1.8
Joseph R. Buckley                                       0                           *
Joel S. Kanter                                    155,929 (7)                       *
James A. MacCutcheon                                    0                           *
Robert L. Parker                                  104,760 (8)                       *
James H. Rempe                                          0                           *
Gary U. Rolle                                     479,988 (9)                     1.9
All directors and officers
  as a group (14 persons)                       1,703,096(10)                     6.7
------------

* Indicates beneficial ownership of less than 1% of the issued and outstanding Common Stock of the Company.

(1) Includes 140,895 shares of stock options currently exercisable.

(2) Includes 45,830 shares which Ms. DeNardo has the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997.

(3) All shares included are held through the Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan").

(4) Includes 3,000 shares held jointly with Mr. Macomber's spouse. Also includes 1,200 shares owned by minor children of Mr. Macomber for which he is custodian and 21,990 shares which Mr. Macomber has the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997. Beneficial ownership of the shares held as custodian for Mr. Macomber's minor children is disclaimed.

(5) Includes 70 shares held through the Purchase Plan. Also includes, 4,905 shares which Mr. Thompson has the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997.

(6) Includes 10,516 shares held through Mr. Bailey, Jr.'s family foundation. Also includes 219,173 shares owned by his spouse.

(7) Includes 478 shares held through Club 21 Trust; 221 shares held through Club 21 Trust II; 221 shares held through Club 21 Trust III; 95,600 shares held through Walnut Capital Corp. for which Mr. Kanter acts as President; 17,877 shares held through Windy City, Inc. for which Mr. Kanter acts as President; and 19,120 shares held by the Kanter Family Foundation for which Mr. Kanter acts as President. Also includes 11,472 shares which Mr. Kanter has the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997.

(8) Includes 97,112 shares held through trusts. Also includes 7,648 shares which Mr. Parker has the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997.

(9) Includes 469,090 shares held through TransAmerica Corp. of which Mr. Rolle is deemed an affiliate under federal securities laws. Also includes 10,516 shares which Mr. Rolle has the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997.

(10) Includes a total of 243,256 shares which the officers, nominees and directors included in the group have the right to acquire pursuant to stock options exercisable within 60 days of August 14, 1997.

      The following table also sets forth, as of August 14, 1997 the amount of Manor Care Common Stock beneficially owned by (1) each director, (2) the chief executive officers of the Company serving during fiscal 1997, and the four other most highly compensated executive officers and (3) all officers and directors as a group.

                                  Number of Shares of
                                    Manor Care, Inc.
                                 Common Stock Shares
Name of Beneficial Owner          Beneficially Owned         Percent of Class(1)
------------------------          ------------------         ------------------

Stewart Bainum, Jr.                   15,269,851  (2)                15.2
Gene E. Burleson                               0                       *
Donald C. Tomasso                        143,424  (3)                  *
Donna L. DeNardo                           6,466  (4)                  *
Robert W. Horner, III                          0                       *
Scott T. Macomber                          6,032  (5)                  *
Stephen A. Thompson                          401  (6)                  *
Essel W. Bailey, Jr.                           0                       *
Joseph R. Buckley                        101,631  (7)                  *
Joel S. Kanter                                 0                       *
James A. MacCutcheon                     137,925  (8)                  *
Robert L. Parker                               0                       *
James H. Rempe                            61,162  (9)                  *
Gary U. Rolle                                  0                       *
All directors and officers
as a group (14 members)               15,726,892 (10)                23.6

-----------------
*Indicates beneficial ownership of less than 1% of the issued and outstanding Manor Care Common Stock.

(1) Percentages are based on a total of 66,709,912 shares outstanding on August 14, 1997.

(2) Includes 20,598 shares owned directly by Mr. Bainum, Jr. Also includes 5,417,761 shares owned by Bainum Associates Limited Partnership ("Bainum Associates") and 4,415,250 shares owned by MC Investments Limited Partnership ("MC Investments"), in both of which Mr. Bainum, Jr. is managing general partner with the sole right to dispose of the shares. Authority to vote such shares is held by the voting general partner, Mr. B. Houston McCeney. Also includes 1,779,628 shares owned by Mid Pines Associates Limited Partnership ("Mid Pines"), in which Mr. Bainum, Jr. is managing general partner and has shared voting authority, and 3,567,869 shares held by Realty Investment in which Mr. Bainum, Jr. has shared voting authority. Also includes 88,000 shares which Mr. Bainum, Jr. has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after August 14, 1997 and 350 shares and 993 shares, respectively, which Mr. Bainum, Jr. has the right to receive upon termination of his employment with the Company pursuant to the terms of the Manor Care, Inc. Retirement Savings and Investment Plan (the "401(k) Plan") and the Manor Care, Inc. Non-Qualified Retirement Savings and Investment Plan (the "Non-Qualified Savings Plan.")


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

(5) Includes 4,500 shares Mr. Macomber has the right to acquire pursuant to stock options which are exercisable within 60 days after August 14, 1997 and 439 and 393 shares, respectively, which Mr. Macomber has the right to receive upon termination of his employment with the Company pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

(6) Represents 247 and 154 shares, respectively, which Mr. Thompson has the right to receive upon termination of his employment with the Company pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

(7) Includes 100,423 shares Mr. Buckley has the right to acquire pursuant to stock options which are exercisable within 60 days after August 14, 1997 and 668 and 540 shares, respectively, which Mr. Buckley has the right to receive upon termination of his employment with Manor Care pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

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

      In prior years, a tax agreement existed whereby the Company joined with Manor Care in the filing of a consolidated federal income tax return and had reached agreement with Manor Care with respect to: (i) the conduct of tax audits and the handling of tax controversies; (ii) the allocation of responsibility for the filing of tax returns; and (iii) various other matters. The consolidated provision of Manor Care which was computed in accordance with the provisions of SFAS No. 109, was allocated among its subsidiaries on a separate company basis. Up to January 31, 1997, the Company accrued taxes payable to or benefits receivable from Manor Care in the "Due from Affiliate" account, based on the statutory rate applied to income before taxes after considering appropriate tax credits. Deferred taxes are recorded for the tax effect of temporary differences between book and tax income. Effective February 1, 1997, the Company will file its tax return on a separate company basis, starting with a short period return for the period February 1, 1997 through May 31, 1997.

      The Company leases a portion of its Monticello, Illinois, pharmacy from Manor Care under an annual lease which currently expires on March 31, 1998. The annual rental payable under the lease is currently $8,000.

      In connection with the GranCare Merger, Manor Care entered into a Non-Competition Agreement, whereby Manor Care and GranCare agreed not to engage in the institutional pharmacy business within the United States during the three-year term of such agreement except temporarily in connection with future acquisitions of skilled nursing businesses that have an established pharmacy operation embedded in the acquired skilled nursing business. Similarly, Vitalink has agreed not to engage in the skilled nursing business during the three-year term of such agreement. In the event that Manor Care or GranCare shall, during the term of this agreement, acquire a skilled nursing business that has as a component a pharmacy operation, it must offer to sell such pharmacy operation to the Company upon the terms described in this agreement. In the event the Company acquires a skilled nursing business in conjunction with the acquisition of a pharmacy business, it must use commercially reasonable efforts to divest itself of such skilled nursing business within one year. Pursuant to the Termination and Release Agreement, the Non-Competition Agreement will be automatically terminated and certain payments made upon the consummation of the merger between Living Centers of America and GranCare. The Termination and Release Agreement is described above under "Legal Proceedings."

      The Company and Manor Care have entered into a Shareholders Agreement (the "Shareholders Agreement") which provides for continuity in the composition of the Vitalink Board of Directors during the three-year term of such agreement. During the term of this agreement, Manor Care has agreed to vote all shares of the Company's Common Stock beneficially owned by it in favor of four nominees designated by the predecessor to GranCare prior to the GranCare Merger, or their successors. Any vacancy on the Company's Board of Directors created by the departure of a GranCare designated director will be filled by a nominee selected by a majority of the then-remaining GranCare designated directors. Pursuant to the Termination and Release Agreement, the Shareholders Agreement will be automatically terminated upon the consummation of the merger between Living Centers of America and GranCare. The Termination and Release Agreement is described above under "Legal Proceedings."


      Under the Shareholders Agreement, Manor Care is also required to limit its sales of the Company's Common Stock to transactions meeting the conditions set forth in the Shareholders Agreement.

Agreements with GranCare

      As contemplated by the GranCare Merger, the Company and GranCare are parties to an interim services arrangement which establishes a framework for GranCare to provide to Vitalink, as the successor to GranCare's institutional pharmacy business following the GranCare Merger, certain services as may be requested by the Company in order to ensure an orderly transition following the GranCare Merger. The contemplated services are generally those that were historically provided by GranCare on a centralized basis to its institutional pharmacy business such as corporate tax and information systems services. No written agreement has been executed as of the date hereof, however, the term of the contemplated Interim Services Agreement (the "Interim Services Agreement") is for one year from the time of the GranCare Merger. Under this contemplated Interim Services Agreement, GranCare is to be reimbursed for all direct and indirect costs and expenses incurred in connection with providing any services, as well as the allocated portion of the base salaries of GranCare employees actually providing services to the Company. In fiscal 1997, no payments were made by the Company in connection with this contemplated Interim Services Agreement.

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

      GranCare is also a party to the Non-Competition Agreement described above under "Agreements with Manor Care" and to the Termination and Release Agreement described above under "Legal Proceedings."

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

       As a result of the GranCare Merger, the Company assumed several agreements to lease operating facilities which were entered into between GranCare and current Company employees.

       Under a leasing agreement between GranCare and Company employee
Diane Schlapper, rental expenses were $26,952 in the four months ended May 31, 1997. Future minimum payments for the lease, which expires in 2005, are $646,840 at September 30, 2005.

       Under two leasing agreements between GranCare and Company employee Charles Cooper, rental expenses were $21,180 and $8,705 respectively in the four months ended May 31, 1997. Future minimum payments for the leases, which both expire in 1998, are $70,367 and $28,927 respectively at June 30, 1998.

       Under a leasing agreement between GranCare and Company employee
Peter Emery, rental expenses were $6000 in the four months ended May 31, 1997. Future minimum payments for the lease, which expires in 2001, is $54,000 at June 30, 2001.

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

           2.  Financial Statement Schedule

               The following Report and Schedule are filed herewith on the pages indicated:

               Report of Independent Public Accountants Schedule.............A-1

               Schedule II - Valuation and Qualifying Accounts...............A-2

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

               3.2 Amended and Restated By-Laws.

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



Dated: October 9, 1997                        VITALINK PHARMACY SERVICES, INC.

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


         Signature                           Title                           Date
         ---------                           -----                           ----
   /s/  DONNA L. DENARDO       President and Chief Operating Officer    October 9, 1997
-----------------------------  (principal executive officer)
        Donna L. DeNardo

   /s/ SCOTT T. MACOMBER       Senior Vice President, Chief             October 9, 1997
-----------------------------  Financial Officer and Treasurer
       Scott T. Macomber       (principal financial and
                               accounting officer)

   /s/ STEWART BAINUM, JR.     Chairman and Director                    October 9, 1997
-----------------------------
       Stewart Bainum, Jr.

   /s/ ESSEL W. BAILEY, JR.    Director                                 October 9, 1997
-----------------------------
       Essel W. Bailey, Jr.

   /s/ JOSEPH R. BUCKLEY       Director                                 October 9, 1997
-----------------------------
       Joseph R. Buckley

   /s/ JOEL S. KANTER          Director                                 October 9, 1997
-----------------------------
       Joel S. Kanter

   /s/ JAMES A. MACCUTCHEON    Director                                 October 9, 1997
-----------------------------
       James A. MacCutcheon

   /s/ ROBERT L. PARKER        Director                                 October 9, 1997
-----------------------------
       Robert L. Parker

   /s/ JAMES H. REMPE          Director                                 October 9, 1997
-----------------------------
       James H. Rempe

   /s/ GARY U. ROLLE           Director                                 October 9, 1997
-----------------------------
       Gary U. Rolle

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF VITALINK PHARMACY SERVICES, INC.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Vitalink Pharmacy Services, Inc.'s annual report to shareholders included in this Form 10-K/A, and have issued our report thereon dated June 27, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


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

                                 EXHIBIT INDEX

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

3.2   Amended and Restated By-Laws.

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