Form 10-Q
period 1997-08-31
VITALINK PHARMACY SERVICES INC
filed 1997-10-15
CIK 879970

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended August 31, 1997

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______



                        VITALINK PHARMACY SERVICES, INC.

                         COMMISSION FILE NUMBER 0-19820


 Incorporated in Delaware                                      E.I. 37-0903482

 1250 E. Diehl Road, Suite 208, Naperville, Illinois 60563

 Telephone:       (630) 245-4800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
   -----          ----

25,737,871 Common Shares were outstanding as of October 14, 1997.


                         This report contains 11 pages.

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                      PART I.    FINANCIAL INFORMATION




FINANCIAL STATEMENTS


The consolidated balance sheets as of August 31, 1997, the consolidated income statements for the three month periods ended August 31, 1997 and 1996, and the consolidated statements of cash flows for the three month periods ended August 31, 1997 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Annual Report to shareholders, previously filed with the Commission. The results of operations for the three month periods ended August 31, 1997 and 1996, and cash flows for the three month periods ended August 31, 1997 and 1996, are not necessarily indicative of the operating results or cash flows for the full year.

             VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                   AUGUST 31, 1997  MAY 31, 1997
                                                                   ---------------  ------------
                                                                     (unaudited)        (Note)
ASSETS
CURRENT ASSETS
    Cash                                                                  $ 13,250      $  3,660
    Receivables (net of allowances of $6,562 and $4,872)                    80,040        79,745
    Inventories                                                             26,489        25,193
    Deferred income taxes                                                   10,329         9,590
    Other                                                                      941         1,829
                                                                          --------      --------
                TOTAL CURRENT ASSETS                                       131,049       120,017


Due from Affiliate                                                              --         1,053
Property and equipment, at cost (net of accumulated depreciation)           23,230        22,908
Pharmacy contracts (net of amortization of $5,250 and $4,579)               38,843        39,313
Goodwill (net of amortization of $7,743 and $5,705)                        331,591       326,884
Other assets (net of amortization of $5,009 and $4,689)                      5,489         6,630
                                                                          --------      --------
                TOTAL ASSETS                                              $530,202      $516,805
                                                                          ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                      $ 21,646      $ 22,867
    Accrued expenses                                                        19,434        20,979
    Due to Affiliate                                                           500            --
    Income taxes payable                                                        --            --
    Current portion of long-term debt                                        2,413         2,165
                                                                          --------      --------
                TOTAL CURRENT LIABILITIES                                   43,993        46,011
                                                                          --------      --------

    Long-term debt                                                         114,223       104,873
                                                                          --------      --------
    Deferred income taxes and other long-term liabilities                   19,445        17,390
                                                                          --------      --------

STOCKHOLDERS' EQUITY
    Common stock (80,000,000 shares authorized,
    25,386,553 and 25,402,510 shares issued and
outstanding, $.01 par value)                                                   254           254
Contributed capital                                                        282,012       281,956
Retained earnings                                                           70,275        66,321
                                                                          --------      --------
        TOTAL STOCKHOLDERS' EQUITY                                         352,541       348,531
                                                                          --------      --------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $530,202      $516,805
                                                                          ========      ========



Note: The balance sheet at May 31, 1997 has been taken from the audited financial statements at that date.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    Three Months Ended
                                                         August 31

                                                      1997     1996
                                                    --------  -------

   NET REVENUES                                     $118,258  $39,373

   COST OF GOODS SOLD                                 61,352   20,005
                                                    --------  -------

   GROSS PROFIT                                       56,906   19,368
                                                    --------  -------

   OPERATING EXPENSES
      Payroll expenses                                27,638    8,198
      Selling, general and administrative expenses    10,541    3,342
      Provision for doubtful accounts                  2,338      616
      Unusual Item                                     3,087       --
      Depreciation and amortization                    4,177    1,247
                                                    --------  -------

          TOTAL OPERATING EXPENSES                    47,781   13,403
                                                    --------  -------

   INCOME FROM OPERATIONS                              9,125    5,965

   INTEREST INCOME AND OTHER, NET                        303      264

   INTEREST EXPENSE                                   (1,778)     (11)
                                                    --------  -------

   INCOME BEFORE INCOME TAXES                          7,650    6,218

   INCOME TAXES                                        3,696    2,506
                                                    --------  -------

   NET INCOME                                       $  3,954  $ 3,712
                                                    ========  =======

   AVERAGE SHARES OUTSTANDING                         25,387   13,980
                                                    ========  =======

   EARNINGS PER SHARE                                   $.16     $.27
                                                    ========  =======

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)





                                                                                           Three Months Ended
                                                                                                August 31

                                                                                         1997                1996
                                                                                    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $ 3,954             $ 3,712
Reconciliation of net income to cash provided by operating activities:
    Depreciation and amortization                                                       4,177               1,247
    Provision for doubtful accounts                                                     2,338                 616
    Increase (decrease) in deferred income taxes                                        1,904                 (76)
    Change in assets and liabilities, net of acquisitions:
          Change in receivables                                                        (3,173)               (762)
          Change in inventories                                                          (897)               (703)
          Change in other current assets                                                  153                  16
          Change in accounts payable and accrued expenses                              (2,481)                274
          Change in income taxes payable                                                   --                 255
                                                                                      -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               5,975               4,579
                                                                                      -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in property and equipment                                               (1,412)               (570)
    Decrease in due from affiliate, net                                                 1,553               2,149
    Acquisition of pharmacy business                                                   (5,550)             (5,291)
    Deferred payments on previous acquisitions                                           (218)                 --
    Other items, net                                                                   (1,120)               (117)
                                                                                      -------             -------
    NET CASH USED IN INVESTING ACTIVITIES                                              (6,747)             (3,829)
                                                                                      -------             -------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                                                           (132)             (1,168)
    Proceeds from long-term borrowings                                                    894                  --
    Net borrowings under revolving credit facility                                      9,600                  --
                                                                                      -------             -------
    NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                                                               10,362              (1,168)
                                                                                      -------             -------
NET INCREASE (DECREASE) IN CASH                                                         9,590                (418)
CASH AT BEGINNING OF PERIOD                                                             3,660                 889
                                                                                      -------             -------
CASH AT END OF PERIOD                                                                 $13,250             $   471
                                                                                      ========            =======

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                                 (UNAUDITED)






MERGERS AND ACQUISITIONS

Fiscal 1998

On July 11, 1997, Vitalink Pharmacy Services, Inc., (the "Company"), acquired certain assets of the institutional pharmacy and medical supply businesses of Nationwide Pharmacies, Inc., located in Upper Marlboro, Maryland, for $5,550,000 in cash plus the assumption of $30,000 in liabilities and future contingent payments not to exceed $400,000 based on the achievement of certain future profitability objectives.

Fiscal 1997

On February 12, 1997, the Company merged with TeamCare, GranCare's institutional pharmacy business (the " TeamCare Merger"), by acquiring all of the outstanding shares of GranCare, Inc. after the spin-off of its skilled nursing business. The Company issued approximately 11.4 million shares of common stock and funded the redemption of approximately $100 million face value
of GranCare senior subordinated notes.   The merger was accounted for using the
purchase method of accounting with an effective date of February 1, 1997 and, accordingly, the results of operations of TeamCare have been included in the consolidated financial statements since February 1, 1997. The purchase price of $351 million was allocated to the net assets acquired based on their estimated fair values at the date of the merger. The excess of the purchase price over the fair value of net assets acquired was approximately $292 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

The purchase price has been allocated to the net assets purchased and liabilities assumed as presented below (in thousands).


Working capital                  $ 21,066
Property and equipment             12,832
Pharmaceutical Supply Agreement    34,262
Other assets                        2,240
Goodwill                          292,496
Other liabilities                 (11,896)
                                ---------
    Purchase price               $351,000
                                =========

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and TeamCare as if the merger had occurred at the beginning of fiscal 1996, after giving effect to amortization of goodwill, increased interest expense on the acquisition debt and related income tax effects.

                    Three Months Ended
                       August 31, 1996
                        --------------
Net revenues                $106,930

Net income                    $5,118

Earnings per share             $0.20

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                                 (UNAUDITED)




MERGERS AND ACQUISITIONS (CONTINUED)

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

The above acquisitions are accounted for under the purchase method of accounting with the assets recorded at their estimated fair market values at the date of acquisition. The estimated fair market values of pharmacy contracts acquired are amortized over the expected remaining lives not to exceed 20 years including estimated contract renewals. Goodwill, representing the excess of acquisition costs over the fair market value of acquired assets, is amortized over 40 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its ongoing capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $5,975,000 in the first quarter of fiscal 1998 compared to $4,579,000 in the year earlier period. Effective October 1, 1997, the Company assumed responsibility of managing all of its cash activities through the implementation of an integrated cash management program. Previously, the Company's cash activities, except for the activities of the TeamCare pharmacies, were managed through an arrangement with Manor Care, Inc. ("Manor Care").

Except for the TeamCare Merger, previously acquired businesses were paid for with operating cash flows or borrowings under the Company's revolving credit facility. The purchase contracts for acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

In connection with the TeamCare Merger, the Company entered into a credit facility (the "Credit Facility") with various banks providing for unsecured borrowings of up to $200 million. Funds used to redeem substantially all of GranCare's $100 million face value senior subordinated notes were obtained through borrowings under the Credit Facility. At August 31, 1997, there were $107 million in borrowings outstanding under the Credit Facility and the Company was in compliance with the terms of the Credit Facility.

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                                 (UNAUDITED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At August 31, 1997, available funds of $93,000,000 under the Credit Facility and $13,250,000 of cash were available for general corporate purposes, including potential acquisitions of pharmacies, the internal development of additional pharmacies, working capital and capital expenditures.

The Company believes that its current cash balances, cash generated from operations and available funds under the Credit Facility will be adequate to meet the Company's foreseeable capital and other cash requirements.


RESULTS OF OPERATIONS

Net revenues for the three months ended August 31, 1997 were $118,258,000, an increase of $78,885,000 or 200% over the same period last year primarily due to the contribution from TeamCare, which was acquired in February, 1997.
Excluding TeamCare revenues, net revenues for the three months ended August 31, 1997 were $47,994,000, an increase of $8,621,000 or 21.9% over the year earlier period. The increase was due to a combination of factors, including revenues contributed by the acquisition of Medisco effective July 31, 1996, an increase in beds obtained through marketing and sales efforts and increased revenues per bed.

Gross profit for the three months ended August 31, 1997 was $56,906,000, an
increase of $37,538,000 or 193.8% over the same period last year.   The gross
profit margin was 48.1% for the three months ended August 31, 1997, compared to
49.2% for the same period last year.   The reduction in gross margin percentage
was due to a variety of pricing related factors, including certain third party reimbursement reductions and changes in customer base.

Included in operating expenses for the three months ended August 31, 1997 is an unusual item representing a non-recurring charge of $3,087,000 relating to costs associated with the August 1997 resignation of the Company's Chief Executive Officer and the consolidation of all corporate functions in Naperville, IL. Excluding the unusual item, operating expenses increased $31,291,000 to $44,694,000 or 37.8% of net revenues in the first quarter of 1998 compared to $13,403,000 or 34.0% of net revenues in the first quarter of 1997. The increase is primarily attributable to the inclusion of TeamCare results effective February 1, 1997. The increase in operating costs as a percentage of net revenue is attributable to a variety of factors, including TeamCare's higher payroll costs as a percentage of revenue, TeamCare's higher selling, general and administration costs and the amortization of goodwill and pharmacy contracts arising from the TeamCare Merger ($1,704,000).

The increase in interest expense is largely attributable to interest expense incurred relating to borrowings under the Credit Facility used to consummate
the TeamCare Merger.   The effective income tax rate in the first quarter of
1998 increased to 48.3% compared to 40.3% in the year earlier period due to the non-deductible nature of the goodwill arising from the TeamCare Merger.

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1997
                                 (UNAUDITED)



EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for interim and annual periods ending after December 15, 1997. Early adoption is prohibited. Had the Company adopted SFAS No. 128 in the first quarter of fiscal 1998, basic earnings per share would have been $.16 and $.27 for the three months ended August 31, 1997 and 1996 respectively. Diluted earnings per share would have been $.15 and $.26 for the three months ended August 31, 1997 and 1996, respectively.

SUBSEQUENT EVENTS

On September 5, 1997, the Company reached a settlement, pending the fulfillment of certain conditions, of a lawsuit against GranCare to enforce a Non-Competition Agreement that the parties entered into on February 12, 1997 as part of the TeamCare Merger. Under the terms of a Termination and Release Agreement dated September 3, 1997, by and between the Company, GranCare, ManorCare, Apollo Management L.P. and Living Centers of America, Inc., GranCare agreed to pay $18,500,000 to Vitalink in consideration of the cancellation of and termination of the Non-Competition Agreement.

The Non-Competition Agreement automatically terminates as of the closing of the merger by and between Living Centers of America and GranCare. In the event that such merger does not close, GranCare may, at its sole discretion, terminate the Non-Competition Agreement upon payment of the $18,500,000. In any event, the termination of the Non-Competition Agreement is contingent on the termination of the Shareholders Agreement. The Shareholders Agreement is described in the Company's previously filed Form 10-K/A.

On September 30, 1997, the Company acquired HomeCare Medical Equipment, Inc., located in Oklahoma City, Oklahoma, in exchange for approximately 351,000 shares of the Company's common stock and additional consideration based on a yet to be determined closing balance sheet adjustment.

              VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                         PART II.  OTHER INFORMATION





ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits

         10.1 Employment Agreement dated October 1, 1997 between the Company and Stephen A. Thompson

         4.1    Amendment to Vitalink Pharmacy Services, Inc.
                1996 Long-Term Incentive Plan -- Exhibit A.

         4.2    Amendment to Vitalink Pharmacy Services, Inc. Key
                Executive Stock Option and Appreciation Right Plan -- Exhibit
                B.


         There were no reports filed on Form 8-K for the three months ended August 31, 1997.

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


                        VITALINK PHARMACY SERVICES, INC.
                                  (Registrant)




Date: October 14, 1997                By:   /s/  Scott T. Macomber
                                            -----------------------
                                            Scott T. Macomber
                                            Senior Vice President, Finance and
                                            Chief Financial Officer