Form 10-Q
period 1997-11-30
VITALINK PHARMACY SERVICES INC
filed 1998-01-14
CIK 879970

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended November 30, 1997
                                   -----------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______ to ______



                       VITALINK PHARMACY SERVICES, INC.
                       --------------------------------

                        COMMISSION FILE NUMBER 0-19820
                        ------------------------------

Incorporated in Delaware                                         E.I. 37-0903482
------------------------                                         ---------------

1250 E. Diehl Road, Suite 208, Naperville, Illinois 60563
---------------------------------------------------------

Telephone:  (630) 245-4800
---------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

25,857,275 Common Shares were outstanding as of January 14, 1998.


                        This report contains 13 pages.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                       PART I.    FINANCIAL INFORMATION



FINANCIAL STATEMENTS


The consolidated balance sheet as of November 30, 1997, the consolidated income statements for the three and six month periods ended November 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended November 30, 1997 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Annual Report to shareholders, previously filed with the Commission. The results of operations for the three and six month periods ended November 30, 1997 and 1996, and cash flows for the six month period ended November 30, 1997 and 1996, are not necessarily indicative of the operating results or cash flows for the full year.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                     November 30, 1997         May 31, 1997
                                                                     -----------------         ------------
                                                                        (unaudited)               (Note)
ASSETS
Current assets
  Cash and cash equivalents                                              $ 12,554                $  3,660
  Receivables (net of allowances of $7,564 and $4,872)                     85,414                  79,745
  Inventories                                                              26,558                  25,193
  Deferred income taxes                                                     9,858                   9,590
  Due from affiliate                                                        2,271                      --
  Other                                                                     1,168                   1,829
                                                                         --------                --------
          Total current assets                                            137,823                 120,017



Property and equipment, at cost (net of accumulated depreciation)          24,581                  22,908
Due from affiliate                                                             --                   1,053
Pharmacy contracts (net of amortization of $6,110 and $4,579)              15,828                  39,313
Goodwill (net of amortization of $9,686 and $5,705)                       342,480                 326,884
Other assets (net of amortization of $5,359 and $4,689)                     5,408                   6,630
                                                                         --------                --------
          Total assets                                                   $526,120                $516,805
                                                                         ========                ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                       $ 21,526                $ 22,867
  Accrued expenses                                                         19,602                  20,979
  Current portion of long-term debt                                         2,476                   2,165
                                                                         --------                --------
          Total current liabilities                                        43,604                  46,011
                                                                         --------                --------

  Long-term debt                                                          100,733                 104,873
                                                                         --------                --------
  Deferred income taxes and other long-term liabilities                    16,035                  17,390
                                                                         --------                --------

Stockholders' equity
  Common stock (80,000,000 shares authorized,
  25,739,171 and 25,402,510 shares issued and
  outstanding, $.01 par value)                                                258                     254
  Contributed capital                                                     289,053                 281,956
  Retained earnings                                                        76,437                  66,321
                                                                         --------                --------
          Total stockholders' equity                                      365,748                 348,531
                                                                         --------                --------
          Total liabilities & stockholders' equity                       $526,120                $516,805
                                                                         ========                ========

Note: The balance sheet at May 31, 1997 has been taken from the audited financial statements at that date.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                        Consolidated Income Statements
                                  (unaudited)
                (in thousands, except earnings per share data)

                                     Three Months Ended     Six Months Ended
                                         November 30           November 30
                                     -------------------   -------------------
                                       1997       1996       1997        1996
                                       ----       ----       ----        ----
NET REVENUES                         $123,257    $43,346   $241,515    $82,719

COST OF GOODS SOLD                     63,991     22,154    125,343     42,159
                                     --------    -------   --------    -------
GROSS PROFIT                           59,266     21,192    116,172     40,560
                                     --------    -------   --------    -------
OPERATING EXPENSES
  Payroll expenses                     29,082      9,387     56,720     17,585
  Selling, general and
    administrative expenses            10,446      3,465     20,987      6,807
  Provision for doubtful accounts       2,166        735      4,504      1,351
  Unusual item                             --         --      3,087         --
  Depreciation and amortization         4,882      1,348      9,059      2,595
                                     --------    -------   --------    -------
      Total operating expenses         46,576     14,935     94,357     28,338
                                     --------    -------   --------    -------

INCOME FROM OPERATIONS                 12,690      6,257     21,815     12,222

INTEREST INCOME AND OTHER, NET            215        281        518        545
INTEREST EXPENSE                       (1,774)       (42)    (3,552)       (53)
                                     --------    -------   --------    -------
INCOME BEFORE INCOME TAXES             11,131      6,496     18,781     12,714

INCOME TAXES                            4,969      2,610      8,665      5,116
                                     --------    -------   --------    -------

NET INCOME                           $  6,162    $ 3,886   $ 10,116    $ 7,598
                                     ========    =======   ========    =======

AVERAGE SHARES OUTSTANDING             25,622     13,980     25,504     13,980
                                     ========    =======   ========    =======

EARNINGS PER SHARE                      $0.24      $0.28      $0.40      $0.54
                                     ========    =======   ========    =======

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                               Six Months Ended
                                                                                  November 30
                                                                              1997           1996
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 10,116         $ 7,598
Reconciliation of net income to cash provided by operating activities:
   Depreciation and amortization                                              9,059           2,595
   Provision for doubtful accounts                                            4,504           1,351
   Decrease in deferred income taxes                                           (155)             (3)
   Change in assets and liabilities, net of acquisitions:
       Change in receivables                                                (10,860)         (2,487)
       Change in inventories                                                   (551)         (1,558)
       Change in other current assets                                           160             (95)
       Change in accounts payable and accrued expenses                       (3,990)           (734)
       Change in income taxes payable                                        (1,077)             99
                                                                           --------         -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  7,206           6,766
                                                                           --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property and equipment                                      (4,301)         (1,927)
   Decrease (increase) in due from affiliate                                 (1,218)          3,493
   Acquisition of pharmacy business                                          (5,550)         (5,291)
   Payment for termination of Non-Competition Agreement                      18,500              --
   Deferred payments on previous acquisitions                                  (314)           (900)
   Other items, net                                                          (1,911)           (556)
                                                                           --------         -------
   NET CASH PROVIDED BY
   (USED IN) INVESTING ACTIVITIES                                             5,206          (5,181)
                                                                           --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of debt                                                (1,601)         (1,337)
   Proceeds from long-term borrowings                                           983              --
   Net repayment under revolving credit facility                             (2,900)             --
                                                                           --------         -------
   NET CASH USED IN FINANCING ACTIVITIES                                     (3,518)         (1,337)
                                                                           --------         -------

NET INCREASE IN CASH                                                          8,894             248

CASH AT BEGINNING OF PERIOD                                                   3,660             889
                                                                           --------         -------

CASH AT END OF PERIOD                                                      $ 12,554         $ 1,137
                                                                           ========         =======

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
             For the Three and Six Months Ended November 30, 1997
                                  (unaudited)
                            (dollars in thousands)


Reclassifications
-----------------

Certain reclassifications have been made in prior year financial statements to conform to the current year presentation.

Mergers and Acquisitions
------------------------

Fiscal 1998

On September 30, 1997, Vitalink Pharmacy Services, Inc., (the "Company"), acquired Home Care Medical Equipment, Inc. ("Home Care") located in Oklahoma City, Oklahoma in exchange for 351,318 shares of the Company's common stock. Additional shares of the Company's common stock may be issued contingent on a yet to be determined closing balance sheet adjustment.

On July 11, 1997, the Company acquired certain assets of the institutional pharmacy and medical supply businesses of Nationwide Pharmacies, Inc., located in Upper Marlboro, Maryland, for $5,550 in cash plus the assumption of $30 in liabilities and future contingent payments not to exceed $400 based on the achievement of certain future profitability objectives.

Fiscal 1997

TeamCare Acquisition
--------------------

On February 12, 1997, the Company merged with TeamCare, Inc. ("TeamCare"), GranCare, Inc.'s ("GranCare") institutional pharmacy business, by acquiring all of the outstanding shares of GranCare after the spin-off of its skilled nursing business (the "TeamCare Merger"). The Company issued approximately 11,400,000 shares of common stock and funded the redemption of approximately $100,000 face value of GranCare senior subordinated notes. The merger was accounted for using the purchase method of accounting with an effective date of February 1, 1997 and, accordingly, the results of operations of TeamCare have been included in the Company's consolidated financial statements since February 1, 1997. The purchase price of $332,500 was allocated to the net assets acquired based on their estimated fair values at the date of the merger. The excess of the purchase price over the fair value of net assets acquired was approximately $296,858 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

In September 1997, the Company reached a settlement in its lawsuit against GranCare to enforce a Non-Competition Agreement that the parties entered into as part of the Company's acquisition of TeamCare. Under the terms of a Termination and Release Agreement by and between the Company, GranCare, Manor Care, Inc., Apollo Management L.P. and Living Centers of America, Inc., GranCare agreed to pay $18,500 to Vitalink in consideration for the cancellation of and termination of the Non-Competition Agreement.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
             For the Three and Six Months Ended November 30, 1997
                                  (unaudited)
                            (dollars in thousands)


Mergers and Acquisitions (continued)
------------------------------------

In November, Vitalink received the $18,500 payment from GranCare. In addition, on November 24, 1997, the Company received a notice of non-renewal from GranCare which effectively terminates the pharmaceutical supply agreement between Vitalink and GranCare on February 28, 2002. The Company was also notified that it has been released from its limited guarantee to Health Retirement Properties Trust that was entered into in connection with the TeamCare acquisition. Accordingly, Vitalink reduced the amount of the purchase price previously allocated to the GranCare relationship (pharmaceutical supply agreement) from $34,262 to $11,400 and reduced the amortization period from 20 years to 6 years.

The TeamCare purchase price has been allocated, on a preliminary basis, to the net assets purchased and liabilities assumed as presented below as of November 30, 1997:

Working capital                                 $ 21,066
Property and equipment                            12,832
Pharmaceutical Supply Agreement                   11,400
Other assets                                       2,240
Goodwill                                         296,858
Other liabilities                                (11,896)
                                                --------

       Purchase price                           $332,500
                                                ========


The following unaudited pro forma information for the three and six months ended November 30,1996 presents a summary of the consolidated results of operations of the Company and TeamCare as if the merger had occurred at the beginning of fiscal 1996 after giving effect to goodwill amortization, acquisition debt interest expense and related income tax effects:

                                       Three Months Ended       Six Months Ended
Net revenues                                $110,442                $217,372

Net income                                  $  6,009                $ 11,127

Earnings per share                          $   0.24                $   0.44

The pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the merger been effective at the beginning of fiscal 1996, nor is the pro forma information necessarily indicative of results that will be obtained in the future.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
             For the Three and Six Months Ended November 30, 1997
                                  (unaudited)
                            (dollars in thousands)


Mergers and Acquisitions (continued)
------------------------------------

Other Acquisitions
------------------

On July 31, 1996, the Company acquired Medisco Pharmacies, Inc., located in San Bernardino, California for $5,291 in cash plus the assumption of $2,510 in liabilities and future payments totalling $1,150.

The above acquisitions are accounted for under the purchase method of accounting with the assets recorded at their estimated fair market values at the date of acquisition. The estimated fair market values of pharmacy contracts acquired are amortized over the expected remaining lives not to exceed 10 years including estimated contract renewals. Goodwill, representing the excess of acquisition costs over the fair market value of acquired assets, is amortized over 40 years.


Liquidity and Capital Resources
-------------------------------

The Company meets its ongoing capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $7,206 in the six month period ended November 30, 1997 compared with $6,766 in the prior year period. Effective October 1, 1997, the Company assumed responsibility of managing all of its cash activities through the implementation of an integrated cash management program. Previously, the Company's cash activities, except for the activities of the TeamCare pharmacies, were managed through an arrangement with Manor Care, Inc. ("Manor Care").

As Manor Care no longer manages the Company's cash activities, the Company now receives direct payment from Manor Care for the delivery of products and services to Manor Care and certain patients in Manor Care operated facilities. As a result, receivables representing approximately $3,682 of amounts billed in the last month of the quarter ended November 30, 1997 are included in the consolidated balance sheet and classified as "Receivables".

Except for the issuance of the Company's common stock for certain acquisitions, previously acquired businesses were financed with operating cash flows or borrowings under the Company's revolving credit facility. The purchase contracts for acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

In connection with the TeamCare Merger, the Company entered into a credit facility (the "Credit Facility") with various banks providing for unsecured borrowings of up to $200,000. Funds used to redeem substantially all of GranCare's $100,000 face value senior subordinated notes were obtained through borrowings under the Credit Facility. At November 30, 1997, there were $94,500 in borrowings outstanding under the Credit Facility and the Company was in compliance with the terms of the Credit Facility.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                 For the Three Months Ended November 30, 1997
                                  (unaudited)
                             (dollars in millions)


Liquidity and Capital Resources (continued)
------------------------------- ----------

At November 30, 1997, $105,500 was available under the Credit Facility and $12,554 of cash was available for general corporate working capital, potential acquisitions of pharmacies, the internal development of additional pharmacies and capital expenditures.

The Company believes that its current cash balances, cash generated from operations and available funds under the Credit Facility will be adequate to meet the Company's foreseeable capital and other cash requirements.


Results of Operations
---------------------

Net revenues for the three months ended November 30, 1997 were $123,257, an increase of $79,911 over the same period last year. Net revenues in the six months ended November 30, 1997 were $241,515, an increase of $158,796 over the same period last year. The increase in revenues is primarily attributable to TeamCare sales, which were $69,762 and $140,026 for the three and six month periods ended November 30, 1997.

Gross profit for the three months ended November 30, 1997 was $59,266, an increase of $38,074 over the same period last year. Gross profit for the six-month period ended November 30, 1997 was $116,172, an increase of $75,612 over the same period last year. The gross profit margin was 48.1% for the three and six months ended November 30, 1997, compared with 48.9% and 49.0% for the same three and six month periods last year. The reduction in gross margin percentage was due to a variety of pricing related factors, including certain third party reimbursement reductions and customer base changes.

During the second quarter of 1998, operating expenses increased $31,641 to $46,576 or 37.8% of net revenues compared with $14,935 or 34.4% of net revenues in the second quarter of 1997. Included in operating expenses for the six months ended November 30, 1997 is an unusual item representing a non-recurring pre-tax charge of $3,087 relating to costs of the August 1997 resignation of the Company's Chief Executive Officer ($2,737) and the consolidation of all corporate functions in Naperville, Illinois ($350). For the six-month period ended November 30, 1997, excluding the unusual item, operating expenses increased $62,932 to $91,270 or 37.8% of net revenues compared with $28,338 or 34.3% of net revenues as of the six-month period ended November 30, 1996.

The increase in operating expenses is primarily attributable to the inclusion of TeamCare's results effective February 1, 1997. The increase in operating costs as a percentage of net revenue is mainly attributable to TeamCare's higher payroll costs as a percentage of revenue, TeamCare's higher selling, general and administration costs and the amortization of goodwill and pharmacy contracts arising from the TeamCare Merger ($3,591).

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                 For the Three Months Ended November 30, 1997
                                  (unaudited)
                             (dollars in millions)



Results of Operations (continued)
---------------------------------

The increase in interest expense is largely attributable to interest expense incurred under Credit Facility borrowings used to consummate the TeamCare Merger. The effective income tax rate in the second quarter of 1998 increased to 44.6% compared with 40.2% in the year earlier period. In the six-month period ended November 30, 1997 the effective income tax rate increased to 46.1% compared with 40.2% in the prior year six-month period. The increase in the effective tax rate is primarily due to the non-deductible nature of the TeamCare Merger goodwill.


Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for interim and annual periods ending after December 15, 1997. Early adoption is prohibited.

Had the Company adopted SFAS No. 128 in the first quarter of fiscal 1998, basic earnings and diluted earnings per share would have been $.24 and $.28 for the three months ended November 30, 1997 and 1996, respectively. For the six months ended November 30, 1997 and 1996, basic earnings per share would have been $.40 and $.54, respectively, and diluted earnings per share would have been $.39 and $.53, respectively.


Other Matters
-------------

In October 1997, the Company engaged an investment banking firm to review strategic business alternatives in connection with Manor Care's announcement to explore strategic alternatives with respect to its 50.5% ownership interest in the Company.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.
-------

          At the annual shareholders' meeting on November 20, 1997, the shareholders elected the directors who had been nominated by the Company. The number of votes cast was as follows:

                                                                            For            Withheld
                                                                            ---            --------
          Stewart W. Bainum, Jr.                                        19,368,343          68,531
          Joseph R. Buckley                                             19,368,707          68,167
          Anil K. Gupta                                                 19,416,279          20,595
          James A. MacCutcheon                                          19,368,712          68,162
          James H. Rempe                                                19,368,712          68,162
          Essel W. Bailey, Jr.                                          19,418,793          18,081

          The shareholders also voted to approve resolutions to adopt the Amended and Restated 1996 Long-Term Incentive Plan and the 1997 Non-Employee Director Stock Compensation Plan. The number of votes cast was as follows:

                                                                                          Broker -
                                                        For        Against     Abstain    Non Votes
                                                        ---        -------     -------    ---------
       1996 Amended and
          Restated Incentive Plan                    18,782,509    646,020      8,345        -0-

       1997 Non-Employee Director
          Stock Compensation Plan                    19,078,067    350,280      8,527        -0-



Item 6.   Exhibits and Reports on Form 8-K
-------

          Exhibits
          --------

          4.3 Vitalink Pharmacy Services, Inc. Retirement Savings and Investment Plan

          4.4 Vitalink Pharmacy Services, Inc. Retirement Savings and Investment Plan Master Trust Agreement

          4.5 Vitalink Pharmacy Services, Inc. Non-Qualified Retirement Savings and Investment Plan

          10.32 Amendment to Master Agreement for Infusion Therapy Products and Services, dated as of September 19, 1997, by and between the Company and Manor Care Health Services, Inc.

          10.33 Amendment to Master Pharmacy Consulting Agreement, dated as of September 19, 1997, by and between the Company and Manor Care Health Services, Inc.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION


          Exhibits (continued)
          --------------------

          10.34 Amendment to Pharmacy Services Consultant Agreement, dated as of September 19, 1997, by and between the Company and Manor Care Health Services, Inc.

          10.35 Amendment to Master Agreement for Pharmacy Services, dated as of September 19, 1997, by and between the Company and Manor Care Health Services, Inc.

          10.36 Employment Agreement dated November 1, 1997, between the Company and Thomas J. Santoro.

          There were no reports filed on Form 8-K for the three months ended November 30, 1997.

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


                       VITALINK PHARMACY SERVICES, INC.
                       --------------------------------
                                 (Registrant)



Date:  January 14, 1998              By: /s/ Scott T. Macomber
                                         ------------------------------
                                         Scott T. Macomber
                                         Senior Vice President, Finance and
                                         Chief Financial Officer