Form 10-Q
period 1998-02-28
VITALINK PHARMACY SERVICES INC
filed 1998-04-14
CIK 879970

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 1998
                                     -----------------------

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


26,127,886 Common Shares were outstanding as of April 14, 1998.



                        This report contains 12 pages.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION



FINANCIAL STATEMENTS


The consolidated balance sheet as of February 28, 1998, the consolidated income statements for the three and nine month periods ended February 28, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods ended February 28, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 Annual Report to Shareholders, previously filed with the Commission. The results of operations for the three and nine month periods ended February 28, 1998 and 1997, and cash flows for the nine months ended February 28, 1998 and 1997, are not necessarily indicative of the operating results or cash flows for the full year.

           Vitalink Pharmacy Services, Inc. and Subsidiaries
                        Consolidated Income Statements
                                  (unaudited)
                   (in thousands, except earnings per share)

                                                                        Three Months Ended              Nine Months Ended
                                                                            February 28                    February 28
                                                                          1998       1997               1998         1997
                                                                       ---------------------         -----------------------
NET REVENUES                                                           $  129,715  $  69,772         $  371,230    $ 152,492
COST OF GOODS SOLD                                                         67,960     36,351            193,303       78,510
                                                                       ---------------------         -----------------------
GROSS PROFIT                                                               61,755     33,421            177,927       73,982
                                                                       ---------------------         -----------------------
OPERATING EXPENSES
   Payroll expenses                                                        30,082     15,446             86,802       33,031
   Selling general & administrative expenses                               11,030      6,007             32,017       12,815
   Provision for doubtful accounts                                          2,443      1,090              6,947        2,441
   Unusual item                                                                --         --              3,087           --
   Depreciation and amortization                                            4,543      2,404             13,602        4,999
                                                                       ---------------------         -----------------------
       Total operating expenses                                            48,098     24,947            142,455       53,286
                                                                       ---------------------         -----------------------

INCOME FROM OPERATIONS                                                     13,657      8,474             35,472       20,696
INTEREST INCOME AND OTHER, NET                                                271        257                789          802
INTEREST EXPENSE                                                           (1,603)      (340)            (5,155)        (393)
                                                                       ---------------------         -----------------------
INCOME BEFORE INCOME TAXES                                                 12,325      8,391             31,106       21,105
INCOME TAXES                                                                5,653      3,644             14,318        8,760
                                                                       ---------------------         -----------------------
NET INCOME                                                             $    6,672   $  4,747         $   16,788    $  12,345
                                                                       =====================         =======================
AVERAGE SHARES OUTSTANDING - BASIC                                         25,865     17,511             25,781       15,140
                                                                       =====================         =======================
AVERAGE SHARES OUTSTANDING - DILUTED                                       26,410     17,803             26,236       15,392
                                                                       =====================         =======================
EARNINGS PER SHARE - BASIC                                             $     0.26   $   0.27         $     0.65    $    0.82
                                                                       =====================         =======================
EARNINGS PER SHARE - DILUTED                                           $     0.25   $   0.27         $     0.64    $    0.80
                                                                       =====================         =======================

               Vitalink Pharmacy Services, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                       (in thousands, except share data)

                                                                     February 28     May 31
                                                                        1998          1997
                                                                     =======================
                                                                     (unaudited)     (note)
ASSETS
Current assets
    Cash and cash equivalents                                        $  7,073       $  3,660
    Receivables (net of allowances of $9,553 and $4,872)               91,064         79,745
    Inventories                                                        27,104         25,193
    Deferred income taxes                                               8,842          9,590
    Other                                                               3,300          1,829
                                                                     -----------------------
         Total current assets                                         137,383        120,017

Property and equipment, at cost (net of accumulated depreciation)      24,346         22,908
Due from affiliate                                                       --            1,053
Pharmacy contracts (net of amortization of $6,810 and $4,579)          15,329         39,313
Goodwill (net of amortization of $11,892 and $5,705)                  346,480        326,884
Other assets (net of amortization of $5,703 and $4,689)                 5,430          6,630
                                                                     -----------------------
         Total assets                                                $528,968       $516,805
                                                                     =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                 $ 18,503       $ 22,867
    Accrued expenses                                                   23,752         20,979
    Current portion of long-term debt                                   2,386          2,165
                                                                     -----------------------
         Total current liabilities                                     44,641         46,011
                                                                     -----------------------
Long-term debt                                                         87,806        104,873
                                                                     -----------------------
Deferred income taxes and other long-term liabilities                  20,781         17,390
                                                                     -----------------------
Stockholders' equity
    Common stock (80,000,000 shares authorized, 25,949,531 and
    25,402,510 shares issued and outstanding $.01 par value)              259            254
    Contributed capital                                               292,372        281,956
    Retained earnings                                                  83,109         66,321
                                                                     -----------------------
         Total stockholders' equity                                   375,740        348,531
                                                                     -----------------------
         Total liabilities and stockholders' equity                  $528,968       $516,805
                                                                     =======================

NOTE: The balance sheet at May 31, 1997 has been taken from the audited financial statements at that date.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                                     Nine Months Ended
                                                                                        February 28
                                                                                    1998          1997
                                                                                  =======================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $  16,788     $  12,345
Reconciliation of net income to cash provided by operating activities:
     Depreciation and amortization                                                   13,602         4,999
     Provision for doubtful accounts                                                  6,947         2,441
     Change in net deferred income taxes, net of acquisitions                         5,486           428
     Changes in assets and liabilities, net of acquisitions:
              Change in receivables                                                 (18,822)      (10,067)
              Change in inventories                                                  (1,324)       (1,356)
              Change in other current assets                                         (2,302)         (279)
              Change in accounts payable and accrued expenses                        (7,619)        7,285
                                                                                  -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            12,756        15,796
                                                                                  -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (6,620)       (3,406)
  Decrease in due from affiliate                                                      1,053         7,140
  Acquisition of pharmacy businesses, net of cash acquired                           (5,550)     (102,691)
  Deferred payments on previous acquisitions                                         (2,019)       (1,856)
  Payments for termination of Non-Competition Agreement                              18,500          --
  Other items, net                                                                   (1,379)       (1,305)
                                                                                  -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   3,985      (102,118)
                                                                                  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments of debt                                                         (1,878)       (1,337)
  Proceeds from long-term borrowings                                                  1,029          --
  Net (repayments) borrowings under revolving credit facility                       (15,900)       97,400
  Issuance of common stock                                                            3,421          --
                                                                                  -----------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (13,328)       96,063
                                                                                  -----------------------
NET INCREASE IN CASH                                                                  3,413         9,741
CASH AT BEGINNING OF PERIOD                                                           3,660           889
                                                                                  -----------------------
CASH AT END OF PERIOD                                                             $   7,073     $  10,630
                                                                                  =======================

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
             For the Three and Nine Months Ended February 28, 1998
                                  (unaudited)
                             (dollars in thousands)

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

Fiscal 1997

TeamCare Acquisition
--------------------

On February 12, 1997, the Company merged with TeamCare, Inc. ("TeamCare"), GranCare, Inc.'s ("GranCare") institutional pharmacy business, by acquiring all of the outstanding shares of GranCare after the spin-off of its skilled nursing business (the "TeamCare Merger"). The Company issued approximately 11,400,000 shares of common stock and funded the redemption of approximately $100,000 face value of GranCare senior subordinated notes. The merger was accounted for using the purchase method of accounting with an effective date of February 1, 1997 and, accordingly, the results of operations of TeamCare have been included in the Company's consolidated financial statements since February 1, 1997. The purchase price of $332,500 was allocated to the net assets acquired based on their estimated fair values at the date of the merger. The excess of the purchase price over the fair value of net assets acquired was approximately $303,638 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

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

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
             For the Three and Nine Months Ended February 28, 1998
                                  (unaudited)
                             (dollars in thousands)

In November 1997, Vitalink received the $18,500 payment from GranCare. In addition, on November 24, 1997, the Company received a notice of non-renewal from GranCare which effectively terminates the pharmaceutical supply agreement between Vitalink and GranCare on February 28, 2002. The Company was also notified that it has been released from its limited guarantee to Health Retirement Properties Trust that was entered into in connection with the TeamCare acquisition. Accordingly, Vitalink reduced the amount of the purchase price previously allocated to the GranCare relationship (pharmaceutical supply agreement) from $34,262 to $11,400 and reduced the amortization period from 20 years to 6 years.

The TeamCare purchase price has been allocated to the net assets purchased and liabilities assumed as presented below as of February 28, 1998:

                Working capital                    $ 21,066
                Property and equipment               12,832
                Pharmaceutical Supply Agreement      11,400
                Other assets                          2,240
                Goodwill                            303,638
                Other liabilities                   (18,676)
                                                   --------
                       Purchase price              $332,500
                                                   ========

The following unaudited pro forma information for the three and nine months ended February 28, 1997 presents a summary of the consolidated results of operations of the Company and TeamCare as if the merger had occurred at the beginning of fiscal 1997 after giving effect to goodwill amortization, acquisition debt interest expense and related income tax effects:

                                           Three          Nine
                                        Months Ended  Months Ended
                                        ------------  ------------
          Net revenues                    $119,124      $336,496
                                          --------      --------
          Net income                      $  5,908      $ 17,035
                                          --------      --------
          Earnings per share - basic         $0.23         $0.66
                                          --------      --------
          Earnings per share - diluted       $0.22         $0.65
                                          --------      --------

This pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the merger been effective at the beginning of fiscal 1997, nor is the pro forma information indicative of results that will be obtained in the future.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
             For the Three and Nine Months Ended February 28, 1998
                                  (unaudited)
                             (dollars in thousands)

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

Earnings Per Share
------------------

The following table illustrates the reconciliation of weighted average shares used in computing basic and diluted earnings per share (in thousands, except per share data).

                                                Three Months Ended  Nine Months Ended
                                                    February 28        February 28
                                                  1998      1997      1998     1997
                                                ------------------  -----------------
     Basic EPS Computation
       Net Income                               $ 6,672    $ 4,747  $16,788   $12,345
                                                ==================  =================
       Shares:
         Weighted average shares outstanding     25,865     17,511   25,781    15,140
                                                ==================  =================
     Basic EPS                                  $  0.26    $  0.27  $  0.65   $  0.82
                                                ==================  =================

     Diluted EPS Computation
       Net Income                               $ 6,672    $ 4,747  $16,788   $12,345
                                                ==================  =================
       Shares:
         Weighted shares outstanding             25,865     17,511   25,781    15,140
         Dilutive stock options                     545        292      455       252
                                                ------------------  -----------------
         Weighted shares assuming dilution       26,410     17,803   26,236    15,392
                                                ==================  =================
     Diluted EPS                                $  0.25    $  0.27  $  0.64   $  0.80
                                                ==================  =================

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
             For the Three and Nine Months Ended February 28, 1998
                                  (unaudited)
                             (dollars in thousands)

The effect of the dilutive securities was computed using the treasury stock method and average market prices during the periods presented. Stock options to purchase 73 shares of the Company's common stock during the three months ended February 28, 1998 and 1997 and options to purchase 297 and 77 shares, respectively, for the nine months ended February 28, 1998 and 1997 were excluded in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period.

Liquidity and Capital Resources
-------------------------------

The Company meets its ongoing capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $12,756 in the nine month period ended February 28, 1998 compared with $15,796 in the prior year period. Effective October 1, 1997, the Company assumed responsibility of managing all of its cash activities through the implementation of an integrated cash management program. Previously, the Company's cash activities, except for the activities of the TeamCare pharmacies, were managed through an arrangement with ManorCare Health Services, Inc. ("ManorCare").

As ManorCare no longer manages the Company's cash activities, the Company now receives direct payment from ManorCare for the delivery of products and services to ManorCare and certain patients in ManorCare operated facilities. As a result, receivables representing approximately $4,147 of amounts billed in the last month of the quarter ended February 28, 1998 are included in the consolidated balance sheet and classified as "Receivables". Additionally, ManorCare pays certain tax amounts on the Company's behalf and the Company subsequently reimburses ManorCare. At February 28, 1998, approximately $1,659 of state tax payments that ManorCare remitted on the Company's behalf are classified as "Accounts Payable".

Except for the issuance of the Company's common stock for certain acquisitions, previously acquired businesses were financed with operating cash flows or borrowings under the Company's revolving credit facility. The purchase contracts for acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

In connection with the TeamCare Merger, the Company entered into a credit facility (the "Credit Facility") with various banks providing for unsecured borrowings of up to $200,000. Funds used to redeem substantially all of GranCare's $100,000 face value senior subordinated notes were obtained through borrowings under the Credit Facility. At February 28, 1998, there were $81,500 in borrowings outstanding under the Credit Facility and the Company was in compliance with the terms of the Credit Facility.

On February 12, 1998 the Company entered into an interest rate swap agreement that covers $20,000 of the Credit Facility. The swap agreement fixes the effective interest rate at 5.95% through the term of the Credit Facility, which terminates February 12, 2002.

At February 28, 1998, $118,500 was available under the Credit Facility and $7,073 of cash was available for general corporate working capital, potential acquisitions of pharmacies, the internal development of additional pharmacies and capital expenditures.

               Vitalink Pharmacy Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
             For the Three and Nine Months Ended February 28, 1998
                                  (unaudited)
                             (dollars in thousands)

The Company believes that its current cash balances, cash generated from operations and available funds under the Credit Facility will be adequate to meet the Company's foreseeable capital and other cash requirements.

Results of Operations
---------------------

Net revenues for the three months ended February 28, 1998 were $129,715, an increase of $59,943 over the same period last year. Net revenues in the nine months ended February 28, 1998 were $371,230, an increase of $218,738 over the
same period last year.   The increase in revenues is primarily attributable to
TeamCare revenues of $49,351 and $184,004 for the two and eight month periods ended January 31, 1997 that were not included in prior period results. TeamCare's operating results are included in the Company's results as of February 1, 1997.

Gross profit for the three months ended February 28, 1998 was $61,755, an increase of $28,334 over the same period last year. Gross profit for the nine month period ended February 28, 1998 was $177,927, an increase of $103,945 over the same period last year. The gross profit margin was 47.6%and 47.9%, respectively, for the three and nine months ended February 28, 1998, compared with 47.9% and 48.5%, respectively, for the same three and nine month periods
last year.   The reduction in gross margin percentage was due to a variety of pricing related factors, including certain third party reimbursement reductions and customer base changes.

During the third quarter of 1998, operating expenses increased $23,151 to $48,098 or 37.1% of net revenues compared with $24,947 or 35.8% of net revenues in the third quarter of 1997. Included in operating expenses for the nine months ended February 28, 1998 is an unusual item representing a non-recurring pre-tax charge of $3,087 relating to costs of the August 1997 resignation of the Company's Chief Executive Officer ($2,737) and the consolidation of all corporate functions in Naperville, Illinois ($350). For the nine-month period ended February 28, 1998, excluding the unusual item, operating expenses increased $86,082 to $139,368 or 37.5% of net revenues compared with $53,286 or 34.9% of net revenues for the nine-month period ended February 28, 1997.

The increase in operating expenses is primarily attributable to the inclusion of TeamCare's results effective February 1, 1997. The increase in operating costs as a percentage of net revenue is mainly attributable to TeamCare's higher payroll costs as a percentage of revenue, TeamCare's higher selling, general and administration costs and the amortization of goodwill and pharmacy contracts arising from the TeamCare Merger ($5,396).

The increase in interest expense is largely attributable to interest expense incurred under Credit Facility borrowings used to consummate the TeamCare
Merger.   The effective income tax rate in the third quarter of 1998 increased to 45.9% compared with 43.4% in the year earlier period. In the nine-month period ended February 28, 1998 the effective income tax rate increased to 46.0% compared with 41.5% in the prior year nine-month period. The increase in the effective tax rate is primarily due to the non-deductible nature of the TeamCare Merger goodwill.

Other Matters
-------------

In October 1997, the Company engaged an investment banking firm to review strategic business alternatives in connection with ManorCare's announcement to explore strategic alternatives with respect to its 50.1% ownership interest in the Company.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 6 Exhibits and Reports on Form 8-K.
------


There were no reports filed on Form 8-K for the three months ended February 28, 1998.



       10.37 Amendment to Employment Agreement Dated October 1, 1997 between Vitalink Pharmacy Services, Inc. and Donna L. DeNardo.

       10.38 Amendment to Employment Agreement Dated October 1, 1997 between Vitalink Pharmacy Services, Inc. and Scott T. Macomber.

       10.39 Amendment to Employment Agreement Dated November 1, 1997 between Vitalink Pharmacy Services, Inc. and Thomas J. Santoro.

       10.40 Amendment to Employment Agreement Dated October 1, 1997 between Vitalink Pharmacy Services, Inc. and Stephen A. Thompson.

       10.41 Amendment to Employment Agreement Dated October 1, 1997 between Vitalink Pharmacy Services, Inc. and Robert W. Horner, III.

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        VITALINK PHARMACY SERVICES, INC.
                        --------------------------------
                                  (Registrant)






Date: April 14, 1998                     BY:  /s/ Scott T. Macomber
                                              -----------------------------
                                              Scott T. Macomber
                                              Senior Vice President
                                              And Chief Financial Officer