Form 10-K
period 1998-05-31
VITALINK PHARMACY SERVICES INC
filed 1998-08-31
CIK 879970

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended May 31, 1998

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from __________ to ___________

                        Commission File Number 0-19820

                       VITALINK PHARMACY SERVICES, INC.
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                37-0903482
       -------------------------------                 ----------------
       (State or Other Jurisdiction of                  (IRS Employer
       Incorporation or Organization)                Identification No.)

 1250 East Diehl Road, Naperville, Illinois
                  Suite 208                                 60563
 ------------------------------------------               ----------
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code (630) 245-4800

Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes           No  X
                                 ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates was $282,091,169 as of June 30, 1998 based upon a closing price of $22.06 per share.

     The number of shares of Vitalink's Common Stock outstanding at June 30, 1998 was 26,259,466.

Doc. No. 33109

                                     PART I


ITEM 1.             Business.

General

     Vitalink Pharmacy Services, Inc. (the "Company" or "Vitalink") provides institutional pharmacy services to nursing facilities and other institutions. Vitalink directly or through its wholly owned subsidiaries presently operates 57 institutional pharmacies (including five regional infusion pharmacies), and other pharmacy related businesses which, among other things, specialize in pharmaceutical dispensing of individual medications, pharmacy consulting (drug regimen review of potential medication interaction as well as regulatory compliance with medication and administration guidelines), infusion therapy and other ancillary products and services. The Company also provides parenteral and enteral nutrition products to patients who qualify under Medicare Part B and bills Medicare directly for these products.

     In 1981 Vitalink was acquired by a subsidiary of Manor Care, Inc. (Manor Care, Inc. or its subsidiary are referred to hereafter as "Manor Care"), one of the nation's largest publicly owned providers of long term care services. Vitalink was included in the acquisition of Americana Healthcare Corporation, which had incorporated the predecessor of Vitalink in 1967. The Company changed its name from TotalCare Pharmacy Services, Inc. in January 1992.

     Vitalink sold 2,475,000 shares of its common stock in an initial public offering in 1992. As of May 31, 1998, Manor Care owned approximately 50% of Vitalink's common stock par value $.01 per share (the "Common Stock").

     On July 14, 1997, the Company acquired substantially all of the assets of Nationwide Pharmacies located in Upper Marlboro, Maryland, for approximately $5,550,000 in cash and future contingent payments based on the achievement of certain future profitability objectives.

     On September 30, 1997, the Company acquired Home Care Medical Equipment, Inc. ("Home Care") located in Oklahoma City, Oklahoma in exchange for 351,318 shares of the Company's common stock. In August 1998, 24,266 shares were returned to the Company due to a closing balance sheet adjustment.

     On October 15, 1997, the Company announced that it had hired an investment banker to review strategic alternatives available to Vitalink. On April 26, 1998 the Company announced that it had entered into a definitive agreement to merge with Genesis Health Ventures, Inc. The Merger was consummated on August 28, 1998.

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

Pharmacy Operations

     The Company provided institutional pharmacy services to facilities with approximately 170,000 beds from 57 institutional pharmacies, including five regional infusion pharmacies, as of May 31, 1998. The Company services each market in which it operates through a hub pharmacy or, in cases where markets are geographically close, a satellite pharmacy. A market generally consists of nursing facilities and other institutions within a radius of up to 150 miles, depending on demographics and travel times.

     Vitalink has expanded from three pharmacies in 1981 to 57 institutional pharmacies, including five regional infusion pharmacies, as of July 1998. The pharmacies are located in 20 states: California, Colorado, Florida, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia and Wisconsin.

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

     The table below sets forth the number of beds serviced by the Company during the past three fiscal years:

                                               Year Ended May 31
                                               -----------------
                                             1996    1997     1998
                                             ----    ----     ----
Manor Care Affiliated Beds................  19,300   23,000   24,000
GranCare/Paragon/Mariner Affiliated Beds..      --   15,000   14,000
Non-Manor Care and Non-GranCare
  Affiliated Beds.........................  30,600  134,000  132,000
                                            ------  -------  -------
     Total beds serviced..................  49,900  172,000  170,000
                                            ======  =======  =======

     In the past six fiscal years, the Company has acquired TeamCare, as well as eight other institutional pharmacies and two regional infusion pharmacies.

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

     Other Ancillary Services - The Company also provides its customers with wound care products and services, disposable medical supplies and durable medical equipment such as orthotics and prosthetics. In fiscal 1998, ancillary products and services accounted for approximately 8% of the Company's net revenues.

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

     For its fiscal year 1998, the Company received approximately 60% of its net revenues from private pay sources, including commercial insurance, managed care and Medicare Part A patients; 5% of net revenues from Medicare Part B direct bill; and 35% of net revenues from Medicaid direct bill.

Dependence on Key Customers

     Net revenue from Manor Care and its patients (including revenues pursuant to government reimbursement programs) accounted for approximately 19%, 29% and 48% of total net revenues in fiscal 1998, 1997, and 1996, respectively. In connection with the February 12, 1997 merger with GranCare, Inc. a California corporation ("GranCare"), the Company assumed existing pharmaceutical supply agreements between TeamCare and GranCare (now Mariner Post-Acute Network "Mariner") to provide pharmaceutical supplies and services to substantially all of Mariner's nursing facilities. Net revenues for fiscal 1998 and 1997 from Mariner facilities and their patients accounted for approximately 12% and 7%, respectively, of total net revenues.

     The agreements with Mariner afford the Company the right to provide all pharmaceutical supplies and consulting services to all of the GranCare facilities which were in existence on the date of the merger. The master agreement which controlled such supply agreements was a rolling five year agreement which provided for automatic one year renewals as of each March 1 during the remaining term of the agreement. On November 25, 1997 the Company received notice that GranCare would not be renewing the agreement. As a result, the agreement with Mariner will terminate on February 28, 2002.

        Pursuant to four master agreements with Manor Care, Vitalink has the right to provide pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to all facilities operated by Manor Care. The terms of the four master agreements with Manor Care are described below.

     Master Agreement for Pharmacy Services. On June 1, 1991 Vitalink and Manor Care entered into the Pharmacy Services Agreement pursuant to which Vitalink has the option to provide pharmaceutical services to any and all nursing facilities owned or licensed by Manor Care. The option is exercisable from time to time as Vitalink establishes the capability to serve additional facilities operated by Manor Care. The Pharmacy Services Agreement calls for each individual nursing facility to enter into a separate agreement with Vitalink which defines the scope of services, duties and obligations of Vitalink and compensation related thereto. Pricing for services and products is determined on a market-by-market basis and is subject to reimbursement limitations depending on the payor source. The Pharmacy Services Agreement was amended on September 19, 1997 to extend the term thereof to September 30, 2002, to implement an automatic extension as described below and to update the billing rates set forth therein. The initial term of each of the Pharmacy Services Agreement, as amended, and the individual pharmacy agreements is 11 years and four months, with an automatic renewal of one additional year as of each October 1 during the remaining term of the agreement. The automatic renewal may be terminated by either party upon written notice to the other at least 90 days prior to each October 1 during the remaining term of the Pharmacy Services Agreement. The individual facility agreements can be terminated by Manor Care under various circumstances, including the failure of Vitalink to provide services which conform to generally accepted pharmacy practices or upon 30 days' notice in the event Manor Care no longer owns or holds the license to the facility upon the sale of such facility to a third party. The Pharmacy Services Agreement was amended on April 26, 1998 to allow assignment thereof to assignees meeting certain qualifications as set forth in such amendment.

     Master Agreement for Infusion Therapy Services. On June 1, 1991, Vitalink and Manor Care entered into the Infusion Therapy Services Agreement pursuant to which Vitalink has the option to provide infusion therapy products and services to any and all nursing facilities owned or licensed by Manor Care. The option is exercisable from time to time as Vitalink establishes the capability to serve additional facilities operated by Manor Care. The Infusion Therapy Services Agreement calls for each individual nursing facility to enter into a separate agreement with Vitalink which defines the scope of services, duties and obligations of Vitalink and compensation related thereto. Pricing for services and products is determined on a market-by-market basis and is subject to reimbursement limitations depending on the payor source. The Infusion Therapy Services Agreement was amended on September 19, 1997 to extend the term thereof to September 30, 2002, to implement an automatic extension as described below and to update the billing rates set forth therein. The initial term of each of the Pharmacy Services Agreement, as amended, and the individual pharmacy agreements is 11 years and four months, with an automatic renewal of one additional year as of each October 1 during the remaining term of the agreement. The automatic renewal may be terminated by either party upon written notice to the other at least 90 days prior to each October 1 during the remaining term of the Infusion Therapy Services Agreement. The individual facility agreements can be terminated by Manor Care under various circumstances, including the failure of Vitalink to provide services which conform to generally accepted pharmacy practices or upon 30 days' notice in the event Manor Care no longer owns or holds the license to the facility upon the sale of such facility to a third party. The Infusion Therapy Services Agreement was amended on April 26, 1998 to allow assignment thereof to assignees meeting certain qualifications as set forth in such amendment.

     Master Pharmacy Consulting Agreement. On June 1, 1991 Vitalink and Manor Care entered into the Master Pharmacy Consulting Agreement whereby Vitalink agreed to develop and implement a program to provide all consultant pharmacy services to any and all nursing facilities owned or licensed by Manor Care that Vitalink is capable of servicing. The Master Pharmacy Consulting Agreement calls for each individual nursing facility to enter into a separate Consultant Pharmacy Services Agreement (the "Consultant Pharmacy Services Agreement") with Vitalink which defines the scope of services, the duties and obligations of Vitalink and compensation related thereto. Each nursing facility is billed monthly by Vitalink based on its number of licensed beds. The Master Pharmacy Consulting Agreement was amended on September 19, 1997 to extend the term thereof to September 30, 2002, to implement an automatic extension as described below and to amend the billing rates set forth therein. The initial term of each of the Master Pharmacy Consulting Agreement, as amended, and the individual Consultant Pharmacy Services Agreements is 11 years and four months, with an automatic renewal of one additional year as of each October 1 during the remaining term of the agreement. The automatic renewal may be terminated by either party upon written notice to the other at least 90 days prior to each October 1 during the remaining term of the Master Pharmacy Consulting Agreement. The individual facility agreements can be terminated by Manor Care under various circumstances, including the failure by Vitalink to provide services which conform to generally accepted pharmacy practices or upon 30 days' notice in the event Manor Care no longer owns or holds the license to such facility upon the sale of such facility to a third party. The Master Pharmacy Consulting Agreement was amended on April 26, 1998 to allow assignment thereof to assignees meeting certain qualifications as set forth in such amendment.

     Pharmacy Services Consultant Agreement. On May 31, 1991, Vitalink and Manor Care entered into the Pharmacy Services Consultant Agreement (the "Pharmacy Services Consulting Agreement") whereby Vitalink agreed to assist Manor Care at the corporate level in establishing uniform pharmacy delivering standards for all of its nursing facilities, including those not serviced by Vitalink. Such assistance takes the form of advising Manor Care on compliance with applicable laws, rules, regulations, providing in-services to Manor Care corporate staff on all phases of pharmacy services, and consulting with Manor Care at the corporate level on all operating policies and procedure concerning administration and record keeping of pharmaceuticals at its nursing facilities. No pharmacy consulting services are provided to individual nursing facilities under this agreement. For the services provided under the Pharmacy Services Consultant Agreement, Manor Care pays Vitalink an annual fee, initially $10.00 per long term care bed operated by Manor Care. The initial term of the agreement is ten years, with automatic renewal for successive five-year periods; however, either party may notify the other of its intent not to so renew upon 90 days' written notice. The Pharmacy Services Consultant Agreement was amended on September 19, 1997 to change all references therein from long term care to skilled nursing.

Competition

     The Company competes with numerous local and regional institutional pharmacies, as well as the pharmacy operations owned by long term care providers. These competitors or potential competitors provide product and service offerings similar to those provided by the Company. Two competitors are larger and have greater financial resources than the Company. The competition among pharmacies for long term care customers and other patients has intensified in recent years. Institutional pharmacies compete on the basis of price, quality of service, breadth of service offerings and payment terms. The Company currently has size, purchasing power, technical capabilities and financial resources to compete in each of these areas, although there can be no assurance that technological or market changes, consolidation in the long term care and institutional pharmacy industries or intensified competition will not affect the Company's ability to maintain its current competitive position.

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

     In recent years, a number of legislative proposals have been introduced in Congress that would contemplate changes in the health care system, either nationally or at the state level. The Balanced Budget Act of 1997, (the "Balanced Budget Act") signed into law on August 5, 1997, seeks to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandates establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities will be paid a federal per diem rate for most covered nursing facility services (including pharmaceuticals). Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. The PPS will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act institutes consolidated billing for SNF services for most non-physician Part B items and services for SNF residents, the implementation of which has been delayed indefinitely. In the Conference Report accompanying the Balance Budget Act, the conferees specifically note that, to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the Secretary of the Department of Health and Human Services is to consider, as part of the PPS for SNFs, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanisms and payment rates for medication therapy, and develop case mix adjustments that reflect the needs of such patients.

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

Employees

     At May 31, 1998, the Company had approximately 3,500 employees. The Company believes it enjoys a good relationship with its employees. Automated Pharmaceutical Services ("APS"), a subsidiary of the Company which recently merged with TeamCare, is party to a collective bargaining agreement dated August 29, 1994, with the AFL-CIO covering approximately 50 employees. In addition, in March 1996, an election was held at APS in Whippany, New Jersey among APS's delivery drivers seeking representation by the International Laborers Union of America. The drivers voted in favor of such representation and the Company challenged the validity and result of such election. The National Labor Relations Board certified the results of the election on August 21, 1996. The Company commenced bargaining in late 1996 which continued until August 1997 but no collective bargaining agreement was reached. As of August 22, 1997, the Company received evidence that the union no longer had the majority support of the Company's drivers. As a result, the Company no longer recognizes the union as representative of its employees. The Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. However, the Company has never experienced any work stoppages as a result of such activity.

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

ITEM 2.  Properties.

     The Company's corporate offices are located in Naperville, Illinois. As of May 31, 1998, Vitalink had 57 leased pharmacies (including the five regional infusion pharmacies) located in 20 states. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are used.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The shares of Vitalink's Common Stock are traded on the New York Stock Exchange. Information on the high and low sales prices of Vitalink's Common Stock during the past two years is as follows.

Market Price Data

     Vitalink's common stock began trading on the New York Stock Exchange under the symbol "VTK" effective February 13, 1997. Previously, the common stock was traded on the NASDAQ Stock Market under the symbol "VLTK". The following table sets forth the high and low sales price per share of Vitalink's common stock for each quarter indicated, as reported in published financial sources (rounded to the nearest cent):

Market Price Per Share

     Fiscal 1998           High    Low
     -----------           ----    ---
     August.............  $19.88  $17.13
     November...........   23.81   18.75
     February...........   25.88   20.44
     May................   21.69   19.56

     Fiscal 1997           High     Low
     -----------           ----     ---
     August.............  $25.00  $20.50
     November...........   24.88   20.75
     February...........   24.63   21.13
     May................   21.50   16.25

     The Company has not paid, and does not anticipate paying for the foreseeable future, any dividends to holders of its Common Stock.

     As of June 30, 1998, there were 756 record holders and approximately 3,000 beneficial holders of Vitalink Common Stock.

ITEM 6.  Selected Financial Data.

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

                                                 Year Ended May 31
                                                 -----------------

                                        1998      1997      1996      1995     1994
                                        ----      ----      ----      ----     ----
Summary of Operations Data
  Net revenues......................  $499,357  $274,038  $141,115  $112,257  $98,569
  Income from operations............    48,947    33,109    22,301    18,726   14,995
  Net income........................    23,668    18,317    13,870    11,680    9,204
  Earnings per share
          Basic.....................      0.92      1.03      0.99      0.84     0.66
          Diluted...................      0.91      1.02      0.98      0.83     0.66
  Average shares outstanding
          Basic.....................    25,637    17,727    13,976    13,975   13,975
          Diluted...................    26,051    18,035    14,135    14,009   13,976
Balance Sheet Data (at period end)
  Total assets......................   533,957   516,805    95,923    80,713   69,587
  Working capital...................    97,026    74,006    22,830    15,202   14,103
  Due from affiliate................   -------     1,053    16,910    16,888    8,167
  Long term debt....................    74,317   104,873   -------   -------   ------
  Stockholders' equity..............   393,296   348,531    86,299    72,379   60,699

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands)

Fiscal 1998 Compared to 1997 - Net Revenues for fiscal 1998 were $499,357, an increase of $255,319, or 82% over fiscal 1997. The increase in net revenues was principally attributable to the inclusion of TeamCare revenues for the entire fiscal 1998 as compared to only four months in fiscal 1997. At May 31, 1998, the Company provided services to approximately 170,000 institutional beds versus 172,000 institutional beds at May 31, 1997.

     Gross profit for fiscal 1998 was $239,438, an increase of $105,826, or 79% over fiscal 1997. The increase was principally attributable to the inclusion of TeamCare results for the entire fiscal 1998 as compared to only four months in fiscal 1997. The gross profit margin declined slightly to 48% from 49% principally resulting from comparably less profitable new accounts and reimbursement reductions from certain third party payers.

     Operating expenses increased $89,988 to $190,491, or 38% of net revenues in fiscal 1998 compared to $100,503, or 37% of net revenues in fiscal 1997. The increase was principally attributable to the inclusion of TeamCare results for the entire fiscal 1998 as compared to only four months in fiscal 1997. The increase in operating costs as a percentage of net revenues is attributable to a variety of factors, including TeamCare's higher payroll costs as a percentage of net revenues, TeamCare's higher selling, general and administration costs and the amortization of goodwill and pharmacy contracts arising from the TeamCare merger. Included in fiscal 1998 operating expenses is an unusual item representing a non-recurring pre-tax charge of $3,087 relating to the August 1997 resignation of the Company's Chief Executive Officer ($2,737) and the consolidation of all corporate functions at the Company's Naperville, Illinois headquarters ($350).

     The increase in interest expense is largely attributable to interest expense incurred on the Vitalink Credit Facility used to consummate the TeamCare Merger. The effective income tax rate in fiscal 1997 increased to 45% compared to 43% in fiscal 1997 due to the tax non-deductibility of goodwill from the Team Care merger.

Fiscal 1997 Compared to 1996 - Net Revenues for fiscal 1997 were $274,038, an increase of $132,923, or 94% over fiscal 1996. The increase in net revenues was principally attributable to the inclusion of the TeamCare revenues effective February 1, 1997. At May 31, 1997, the Company provided services to approximately 172,000 institutional beds versus 49,900 institutional beds at May 31, 1996.

     Gross profit for fiscal 1997 was $133,612, an increase of $63,619, or 91% over fiscal 1996. The increase was largely attributable to the inclusion of TeamCare results effective February 1, 1997. The gross profit margin declined slightly to 49% from 50% principally resulting from comparably less profitable new accounts and reimbursement reductions from certain State Medicaid programs.

     Operating expenses increased $52,811 to $100,503, or 37% of net revenues in fiscal 1997 compared to $47,692 or 34% of net revenues in fiscal 1996. The increase was principally attributable to the inclusion of TeamCare results effective February 1, 1997. The increase in operating costs as a percentage of net revenues is attributable to a variety of factors, including TeamCare's higher payroll costs as a percentage of net revenues, TeamCare's higher selling, general and administration costs and the amortization of goodwill and pharmacy contracts arising from the TeamCare merger.

     The increase in interest expense is largely attributable to interest expense incurred on $97.4 million drawn in February, 1997 on the Vitalink Credit Facility and used to consummate the TeamCare Merger. The effective income tax rate in fiscal 1997 increased to 43% compared to 40% in fiscal 1996 due to the tax non-deductibility of goodwill from the TeamCare merger.

Liquidity and Capital Resources

     The Company meets its ongoing capital requirements and operating needs from operating cash flows. Cash flows provided by operating activities were $32,252 in fiscal 1998 compared with $2,537 in the prior year period. Effective October 1, 1997, the Company assumed responsibility of managing all of its cash activities through the implementation of an integrated cash management program. Previously, the Company's cash activities, except for the activities of the TeamCare pharmacies, were managed through an arrangement with Manor Care Inc. ("Manor Care").

     In connection with the TeamCare merger, the Company entered into a credit facility (the "Credit Facility") with various banks providing for unsecured borrowings of up to $200,000. Funds used to redeem substantially all of GranCare's $100,000 face value senior subordinated notes were obtained through borrowings under the Credit Facility. At May 31, 1998, there were $68,500 in borrowings outstanding under the Credit Facility and the Company was in compliance with the terms of the Credit Facility.

     At May 31, 1998, $131,500 was available under the Credit Facility and $10,214 of cash was available for general corporate working capital, potential acquisitions of pharmacies, and the internal development of additional pharmacies and capital expenditures. The Company believes that its cash balances, cash flows from operations and available credit sources will be adequate to meet the Company's foreseeable capital and other requirements.

     Except for the issuance of the Company's common stock to acquire TeamCare and Home Care, previously acquired businesses were financed with operating cash flows or borrowings under the Credit Facility. The purchase contracts for acquisitions generally stipulate future payments contingent upon achievement of future profitability objectives.

Year 2000 Compliance

     The Company has assessed and continues to assess the potential impact of the situation commonly referred to as the "Year 2000 Issue". The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process data-sensitive information relating to the year 2000 and beyond. The Company is in the process of determining the costs and expenditures associated with the Year 2000 Issue and has system improvement initiatives underway to ensure that the Company's computer systems will be Year 2000 compliant. The Company is expected to incur approximately $1,000 over the next few years to address this issue. The failure by third party payers, such as private insurers, managed care organizations, health maintenance organizations and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address the Year 2000 Issue could adversely affect the Company.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Vitalink Pharmacy Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Vitalink Pharmacy Services, Inc. (the "Company", a Delaware Corporation) and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitalink Pharmacy Services, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Washington, D.C.
July 3, 1998 (except with respect to the matter discussed in Note 13, as to which the date is August 28, 1998)

Vitalink Pharmacy Services, Inc. and Subsidiaries
Consolidated Statements of Income

(in thousands, except earnings per share)

Year Ended May 31,                                    1998          1997          1996
==========================================================================================
Net Revenues                                        $ 499,357     $ 274,038     $ 141,115
Cost of Goods Sold                                    259,919       140,426        71,122
------------------------------------------------------------------------------------------
Gross Profit                                          239,438       133,612        69,993
------------------------------------------------------------------------------------------
Operating Expenses
     Payroll expenses                                 117,525        61,463        29,255
     Selling, general & administrative expenses        42,936        25,102        11,662
     Provision for doubtful accounts                    8,180         4,411         2,412
     Unusual item                                       3,087             -             -
     Depreciation and amortization                     18,763         9,527         4,363
------------------------------------------------------------------------------------------
        Total operating expenses                      190,491       100,503        47,692
------------------------------------------------------------------------------------------
Income from Operations                                 48,947        33,109        22,301
Interest Income and Other, Net                            908         1,106         1,003
Interest Expense                                       (6,550)       (2,154)          (51)
------------------------------------------------------------------------------------------
Income before Income Taxes                             43,305        32,061        23,253
Income Taxes                                           19,637        13,744         9,383
------------------------------------------------------------------------------------------
Net Income                                          $  23,668     $  18,317     $  13,870
==========================================================================================
Average Shares Outstanding--Basic                      25,637        17,727        13,976
==========================================================================================
Average Shares Outstanding--Diluted                    26,051        18,035        14,135
==========================================================================================
Earnings Per Share--Basic                           $    0.92     $    1.03     $    0.99
==========================================================================================
Earnings Per Share--Diluted                         $    0.91     $    1.02     $    0.98
==========================================================================================

See notes to consolidated financial statements

Vitalink Pharmacy Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)

As of May 31,                                            1998          1997
===============================================================================
Assets

Current assets

  Cash and cash equivalents                              $ 10,214      $  3,660

  Receivables (net of allowances of $9,831 and $4,872)     91,223        79,745

  Inventories                                              26,655        25,193

  Deferred income taxes                                     9,299         9,590

  Other                                                     4,174         1,829
-------------------------------------------------------------------------------
Total current assets                                      141,565       120,017
-------------------------------------------------------------------------------

Property and equipment, at cost (net of accumulated
 depreciation)                                             25,490        22,908

Due from affiliate                                           -            1,053

Pharmacy contracts (net of amortization of $7,725
 and $4,579)                                               17,900        39,313

Goodwill (net of amortization of $14,174 and $5,705)      342,560       326,884

Other assets (net of amortization of $5,983 and $4,689)     6,442         6,630
-------------------------------------------------------------------------------
Total Assets                                             $533,957      $516,805
===============================================================================

Liabilities and Stockholders' Equity

Current liabilities

  Accounts payable                                       $ 16,207      $ 22,867

  Accrued expenses                                         26,032        20,979

  Current portion of long-term debt                         2,300         2,165
-------------------------------------------------------------------------------
Total Current liabilities                                  44,539        46,011
-------------------------------------------------------------------------------

Long term debt                                             74,317       104,873

Deferred income taxes                                      20,273        15,352

Other long term liabilities                                 1,532         2,038


Stockholders' equity

  Common stock (80,000,000 shares authorized,
   26,189,969 and 25,402,510 shares issued and
   outstanding, $.01 par value)                               262           254

  Contributed capital                                     303,045       281,956

  Retained earnings                                        89,989        66,321
-------------------------------------------------------------------------------
Total stockholders' equity                                393,296       348,531
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $533,957      $516,805
===============================================================================

See notes to consolidated financial statements

Vitalink Pharmacy Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

                                                           Common Stock
                                                        ------------------   Contributed   Retained
                                                          Shares    Amount     Capital     Earnings
===================================================================================================
Balance, May 31, 1995                                   13,975,000  $  140     $  38,105   $ 34,134
---------------------------------------------------------------------------------------------------
Net income                                                     -       -             -       13,870
Exercise of stock options                                    4,700     -              50        -
---------------------------------------------------------------------------------------------------

Balance, May 31, 1996                                   13,979,700     140        38,155     48,004
---------------------------------------------------------------------------------------------------
Net income                                                     -       -             -       18,317
Exercise of stock options                                   54,583     -             793        -
Tax benefit from exercise of stock options                     -       -             130        -
Stock issued for business acquired                      11,368,227     114       242,878        -
---------------------------------------------------------------------------------------------------

Balance, May 31, 1997                                   25,402,510     254       281,956     66,321
---------------------------------------------------------------------------------------------------
Net income                                                     -       -             -       23,668
Exercise of stock options                                  449,339       4         5,383        -
Stock issued for business acquired                         331,820       4         6,996        -
Value of converted stock options in business acquired          -       -           5,934        -
Tax benefit from exercise of stock options                     -       -           2,518        -
Stock grants                                                 6,300     -             258        -
---------------------------------------------------------------------------------------------------
Balance, May 31, 1998                                   26,189,969  $  262     $ 303,045   $ 89,989
===================================================================================================

See notes to consolidated financial statements

Vitalink Pharmacy Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

Year Ended May 31,                                                               1998       1997        1996
==============================================================================================================
Cash Flows from Operating Activities

Net income                                                                     $ 23,668   $  18,317   $ 13,870

Reconciliation of net income to cash provided by operating activities:
  Depreciation and amortization                                                  18,763       9,527      4,363
  Provision for doubtful accounts                                                 8,180       4,411      2,412
  Change in net deferred income taxes, net of acquisitions                       10,085       2,076        712
  Changes in assets and liabilities, net of acquisitions:
     Change in receivables                                                      (19,734)    (22,341)    (8,661)
     Change in inventories                                                         (775)     (1,690)      (450)
     Change in other current assets                                              (2,396)     (1,780)    (1,346)
     Change in accounts payable and accrued expenses                             (5,539)     (5,983)     1,559
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                        32,252       2,537     12,459
--------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities

  Capital expenditures                                                          (10,835)     (4,648)    (3,537)
  Decrease (increase) in due from affiliate, net                                  1,053      15,857        (22)
  Acquisition of pharmacy businesses, net of cash acquired                       (5,755)   (102,691)    (5,531)
  Deferred payments on previous acquisitions                                     (2,019)     (1,856)    (2,030)
  Payment for termination of Non-Competition Agreement                           18,500         -          -
  Other items, net                                                               (2,011)     (1,366)      (644)
--------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (1,067)    (94,704)   (11,764)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

  Principal payments of debt                                                     (2,173)     (3,255)       (54)
  Proceeds from long-term borrowings                                              1,059         -          -
  (Repayments) borrowings under revolving credit facility                       (28,900)     97,400        -
  Issuance of common stock                                                        5,383         793         50
--------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                             (24,631)     94,938         (4)
--------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                              6,554       2,771        691

Cash at Beginning of Period                                                       3,660         889        198
--------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                          $ 10,214   $   3,660   $    889
==============================================================================================================

See notes to consolidated financial statements

Vitalink Pharmacy Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in thousands, except share data)

(1) Summary of Significant Accounting Policies

Organization -- Vitalink Pharmacy Services, Inc. (the "Company" or "Vitalink") owns and operates, directly or through its subsidiaries, institutional pharmacies. As of May 31, 1998, Manor Care, Inc. ("Manor Care") directly or indirectly owned approximately 50% of the Company's common stock. Manor Care, through its wholly-owned subsidiary ManorCare Health Services, Inc., operates nursing facilities, which the Company services. Prior to Vitalink's February 12, 1997 acquisition of GranCare, Inc.'s ("GranCare") institutional pharmacy business, TeamCare ("the TeamCare Merger" - see Acquisitions), Manor Care's ownership interest was approximately 82%. Upon consummation of the TeamCare Merger, Manor Care's ownership was reduced to approximately 45%. On May 21, 1997, Manor Care completed the purchase, through a tender offer, of 1,500,000 shares of Vitalink Stock at $20.00 per share. On May 30, 1998 Manor Care purchased 4,484 shares of Company stock at $22.30 per share from Essel W. Bailey, Jr, a Director of the Company. Unless the context otherwise requires, Manor Care shall mean Manor Care and its subsidiaries other than the Company. On April 26, 1998, the Company's Board of Directors voted to approve the Merger Agreement between the Company and Genesis Health Ventures, Inc. ("Genesis").

Principles of Consolidation -- The consolidated financial statements include the accounts of Vitalink Pharmacy Services, Inc. and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition and Concentration of Credit Risk -- The Company records revenues at the time services or supplies are provided. Revenue is reported at the estimated net realizable amounts expected to be received from individuals, third party payers or others for services and supplies provided.

     Net revenues from Medicaid and Medicare programs were $176,258 and $23,829, respectively, for the year ended May 31, 1998, $87,432 and $13,876, respectively, for the year ended May 31, 1997 and $40,250 and $8,151, respectively, for the year ended May 31, 1996. Accounts receivable from Medicaid and Medicare programs were 22% and 8%, respectively, of total accounts receivable at May 31, 1998 and 19% and 11%, respectively, of total accounts receivable at May 31, 1997.

     Net revenues from Paragon Health Network ("Paragon"), GranCare's successor company, were $61,879 and $20,368 for the years ended May 31, 1998 and 1997, respectively. Accounts receivable outstanding from Paragon were 9% and 15%, respectively, of total accounts receivable at May 31, 1998 and 1997.

Cash Equivalents -- Cash equivalents consist of highly liquid investments which are readily convertible into cash and have maturities of three months or less.

Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised primarily of products held for resale.

Property and Equipment -- The components of property and equipment at May 31 are as follows:

===============================================================================
                                                          1998           1997
-------------------------------------------------------------------------------
Leasehold improvements                                  $  3,601        $ 2,190
Furniture, fixtures and equipment                         23,280         18,137
Vehicles                                                   2,709          2,765
Computer equipment                                         8,576          7,002
-------------------------------------------------------------------------------
                                                          38,166         30,094
Less accumulated depreciation                            (12,676)        (7,186)
-------------------------------------------------------------------------------
Property and equipment                                  $ 25,490        $22,908
===============================================================================

     Property and equipment is recorded at cost, or if obtained through acquisition, at the estimated fair market value at the date of acquisition. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

--------------------------------------------------------------------------------
Leasehold improvements                                             5 to 10 years
Furniture, fixtures and equipment (including computer equipment)   3 to 8 years
Vehicles                                                           2 to 3 years
--------------------------------------------------------------------------------

Capitalization Policies -- Maintenance, repairs and minor replacements are charged to expense. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Upon sale or retirement of property, the cost and related accumulated depreciation are eliminated from the accounts and the related gain or loss is recorded.

Goodwill and Pharmacy Contracts -- Goodwill arising from business acquisitions is amortized on the straight-line basis over 40 years. Pharmacy contracts, principally representing the estimated value of acquired contracts to service customers, are amortized over their estimated useful lives, not to exceed 10 years. The recoverability of these assets is evaluated quarterly and whenever events and circumstances indicate that the asset value may be impaired. The evaluation is based on comparing the carrying value of the assets to the estimated undiscounted cash flows of the acquired business or pharmacy contract. If the evaluation indicates that the carrying value of the asset will not be fully recovered, the carrying value of the asset will be adjusted accordingly. Amortization expense charged to operations for goodwill and pharmacy contracts, respectively, was $8,466 and $3,280 in 1998, $3,559 and $1,535 in 1997, $786 and
$928 in 1996.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications -- Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

Impact of New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal year beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company is in the process of determining the timing and impact of adoption.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has until fiscal 2000 to adopt this statement. The Company has not determined when it will adopt this statement nor has it determined the impact of adoption.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures About Pension and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 31, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans; however it does not change the measurement or recognition of those plans. The Company is in the process of determining the timing and impact of adoption.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company is in the process of determining the timing and impact of adoption.

(2) Related Party Transactions

Manor Care -- On June 1, 1991, the Company entered into pharmacy, infusion therapy and consulting services agreements with Manor Care whereby the Company has the option to provide pharmaceutical products and services, infusion therapy products and services and pharmacy consulting services to Manor Care, Manor Care nursing facilities and patients. Pricing for products and services is determined on a market-by-market basis. The agreements call for each Manor Care facility to enter into a separate agreement that defines the scope of services, duties and obligations. The agreements, which had a ten-year term commencing June 1, 1991, were amended on September 19, 1997 to extend the term to September 30, 2002. The Company also entered into an agreement dated May 31, 1991, whereby the Company assists Manor Care at a corporate level with establishing uniform pharmacy delivery standards for Manor Care's nursing facilities.

     Revenues from sales to Manor Care nursing facilities and patients were $91,057, $76,526 and $64,302, respectively, for the three years ended May 31, 1998. Fees from consulting services to Manor Care and Manor Care facilities are charged based on an annual fee per bed and totaled $3,712, $3,342 and $2,764, respectively, for the three years ended May 31, 1998.

     Manor Care has provided the Company with various administrative services under an Administrative Services Agreement. Prior to fiscal 1998, Manor Care provided cash management, payroll and payables processing, employee benefit, insurance, legal, accounting, tax, information systems and certain other administrative services. Cash receipts and requirements of the Company, with the exception of the TeamCare Pharmacies, were processed by Manor Care's cash management system. In fiscal 1998, under the Administrative Services Agreement, Manor Care provided insurance, tax and other administrative services. Administrative fees of $262, $640 and $595, respectively, for the three years ended May 31, 1998, were charged to the Company based on a time allocation method, which Manor Care utilized to charge administrative services to all of its subsidiaries. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Care on the Company's behalf.

     Prior to fiscal year 1998, Manor Care obtained and provided insurance coverage for group health, auto, general liability, property casualty and workers' compensation through its self-insurance and external insurance programs and charged the Company based on the relative percentage of insurance costs incurred by Manor Care on the Company's behalf. In fiscal 1998, Manor Care provided group health coverage for the four months ended September 30, 1997. As of October 1, 1997, the Company provided its own group health coverage to all Company employees. Total insurance costs allocated to the Company by Manor Care were $538, $2,051 and $1,777, respectively, for the three years ended May 31, 1998. Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Care on the Company's behalf.

     The net result of these related party transactions is included in the "Due from affiliate" amount in the accompanying consolidated balance sheets. Amounts "Due from affiliate" have no set repayment terms and accrue interest based on an average three-month Treasury Bill rate plus 100 basis points. Manor Care credited the Company with interest income of $188, $922 and $972, respectively, for the three years ended May 31, 1998 relating to the average balance "Due from affiliate".

     As of October 1, 1997, the Company implemented its own cash management system and received direct payment for the delivery of products and services to Manor Care and certain patients in Manor Care operated facilities. As a result, receivables representing $4,458 of amounts billed in the last month of fiscal 1998 are included in the consolidated balance sheet and classified as "Receivables". Additionally, Manor Care pays certain tax amounts on the Company's behalf and the Company subsequently reimburses Manor Care. At May 31, 1998, $1,112 of state tax payments that Manor Care remitted on the Company's behalf are classified as "Accounts Payable".

     On June 10, 1998, Manor Care and Health Care and Retirement Corporation announced a definitive agreement to merge the two companies in an exchange of shares (the "Manor Care merger"). The Company's management anticipates that the Manor Care merger will not adversely affect the Company.

Other - The Company leases operating facilities from various employees. Rental expense under the non-cancelable operating leases was approximately $528, $353 and $290, respectively, for the three years ended May 31, 1998. Future minimum lease payments for leases, which expire through 2005, are $2,510 at May 31, 1998.

(3)  Income Taxes

     In prior years, an agreement existed whereby the Company joined with Manor Care in the filing of a consolidated Federal tax return. Accordingly, the Company had accrued taxes payable and receivable from Manor Care in the "Due from affiliate" account, until January 31, 1997, based on the statutory rate applied to income before taxes after considering appropriate tax credits. As a result of the TeamCare Merger, effective February 1, 1997, the Company commenced filing on a separate company basis. Deferred taxes are recorded for the tax effect of temporary differences between book and tax income.

The consolidated provisions for income taxes follows for the years ended May 31:

===============================================================================================================
                                                               1998                1997                1996
---------------------------------------------------------------------------------------------------------------
Current      Federal                                           $ 13,798            $  9,762             $ 7,459
             State                                                2,980               2,262               1,722
---------------------------------------------------------------------------------------------------------------
Deferred     Federal                                              2,321               1,396                 164
             State                                                  538                 324                  38
---------------------------------------------------------------------------------------------------------------
Income Taxes                                                   $ 19,637            $ 13,744             $ 9,383
===============================================================================================================

Deferred tax assets (liabilities) are comprised of the following at May 31:

===============================================================================================================
                                                                    1998                1997               1996
---------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities
             Depreciation                                      $ (3,214)           $ (1,122)            $  (941)
             Amortization of intangibles                        (11,517)            (17,906)               (390)
             Other                                              (12,333)               (999)               (598)
---------------------------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities               (27,064)            (20,027)             (1,929)
---------------------------------------------------------------------------------------------------------------
Gross deferred tax assets
             Reserve for doubtful accounts                        7,275               7,813                 964
             Acquisition costs                                    6,126               3,864                   -
             Other                                                2,690               2,588                 187
---------------------------------------------------------------------------------------------------------------
             Total gross deferred tax assets                     16,091              14,265               1,151
---------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                   $(10,973)           $ (5,762)            $  (778)
===============================================================================================================

The Company expects the deferred tax assets to be realized through future taxable income. Reconciliation of the Federal statutory income tax rate and the Company's effective rate is as follows:

===============================================================================================================
                                                                   1998                1997                1996
---------------------------------------------------------------------------------------------------------------
Federal income tax rate                                            35.0%               35.0%               35.0%
State income taxes, net of Federal tax benefit                      5.3%                5.2%                4.9%
Amortization of intangibles                                         4.8%                2.4%                0.1%
Other                                                               0.2%                0.3%                0.3%
---------------------------------------------------------------------------------------------------------------
Effective income tax rate                                          45.3%               42.9%               40.3%
===============================================================================================================

     Cash paid for state income taxes was $3,216, $1,975 and $1,210, respectively, for the three years ended May 31, 1998. Since filing on a separate company basis effective February 1, 1997, cash paid for Federal income taxes was $8,500 and $4,500, respectively, for the year ended May 31, 1998 and the four months ended May 31, 1997.

(4)  Accrued Expenses

Accrued expenses are as follows:

====================================================================================
                                                           1998            1997
------------------------------------------------------------------------------------
Payroll and incentive compensation                           $10,649         $ 8,663
Acquisition related accruals                                   7,031           6,251
Other                                                          8,352           6,065
------------------------------------------------------------------------------------
Accrued expenses                                             $26,032         $20,979
====================================================================================

     A substantial portion of the "Acquisition related accruals" was recorded as a result of the TeamCare Merger purchase price allocation and represents various facility exit, involuntary employee termination and employee relocation and other merger-related costs ("merger costs"). In fiscal 1998, $4,878 of merger costs were paid and charged to the "Acquisition related accrual". The "Acquisition related accrual" was increased during fiscal 1998 for various amounts that affected the carrying value of "Goodwill" and acquired TeamCare assets and liabilities.

(5)  Leases

     The Company operates certain property and equipment under leases that have initial or remaining terms in excess of one year. Rental expense under non-cancelable operating leases was $6,761, $3,515 and $1,373, respectively, for the three years ended May 31, 1998. Future minimum lease payments are as follows:

==================================================================================================
                                                                          Capital        Operating
Fiscal year ended May 31,                                                 Leases         Leases
--------------------------------------------------------------------------------------------------
1999                                                                       $  937           $ 4,471
2000                                                                          917             3,774
2001                                                                          424             3,231
2002                                                                          184             2,429
2003                                                                            -             1,288
Thereafter                                                                      -             1,573
---------------------------------------------------------------------------------------------------
Total minimum lease payments                                               $2,462           $16,766
===================================================================================================
Less amounts representing interest                                            288
---------------------------------------------------------------------------------------------------
Present value of lease payments                                             2,174
---------------------------------------------------------------------------------------------------
Current portion                                                               778
---------------------------------------------------------------------------------------------------
Lease obligations included in long term debt                               $1,396
===================================================================================================

(6)  Long Term Debt

     In connection with the TeamCare Merger, the Company entered into a five-year $200,000 revolving credit facility (the "Credit Facility"), which expires February 12, 2002, with various banks. The Company had $68,500 and $97,400 outstanding under the Credit Facility at May 31, 1998 and 1997, respectively. The interest rate was LIBOR plus .25% until April 24, 1998, at which time the rate was reduced to LIBOR plus .225%. The weighted average interest rate was 6.14% in fiscal 1998 and 6.05% in fiscal 1997.

     Amounts drawn under the Credit Facility were used to redeem, through a tender offer, $98,230 of GranCare's $100,000 9-3/8% senior subordinated notes. The Company was subject to a 0.15% facility fee until April 24, 1998, at which time it was reduced to .125%, for the total amount of the Credit Facility payable on a quarterly basis. The terms of the Credit Facility contain, among other provisions, requirements for maintaining defined levels of net worth, annual capital expenditures and interest coverage and consolidated leverage ratios. The Company was in compliance with the terms of the Credit Facility at May 31, 1998 and 1997.

     In connection with the TeamCare Merger, the Company assumed $1,770 of untendered GranCare 9-3/8% senior subordinated notes due September 15, 2005. The notes require semi-annual interest payments. A premium of $600 was recorded to reflect the fair market value of the notes at the date of the TeamCare Merger.

     Also assumed in the TeamCare Merger were various notes payable totaling $3,635 at May 31, 1998 and $5,230 at May 31, 1997. The weighted average interest rate on the notes was 7.08% in fiscal 1998 and 7.03% in fiscal 1997 and their annual maturities over the next five years are as follows: $1,524, $1,638, $210, $173 and $90.

     Vitalink has a $1,000 standby letter of credit related to contractual requirements with ValueRx, Inc., as a result of the Company's assumption of a contract with the State of New Jersey. The Company is subject to an annual fee of 0.375%, which is payable on a quarterly basis, on the letter of credit, which terminates on September 1, 1998.

     Interest paid was $6,085, $1,538 and $51, respectively, for the three years ended May 31, 1998. The carrying amounts on Vitalink's long term debt approximate fair value.

     On February 12, 1998, the Company entered in to an interest rate swap agreement that covers $20,000 of the Credit Facility. The swap agreement fixes the LIBOR rate at 5.70% through the term of the Credit Facility. The fair value of the swap agreement, which is based on discounted future cash flows, is $96.

(7)  Acquisitions

Fiscal 1998 - On September 30, 1997, Vitalink acquired Home Care Medical Equipment, Inc. ("Home Care") located in Oklahoma City, Oklahoma in exchange for 351,318 shares of the Company's common stock.

     On July 11, 1997, the Company acquired certain assets of the institutional pharmacy and medical supply businesses of Nationwide Pharmacies, Inc., located in Upper Marlboro, Maryland for $5,550 in cash plus the assumption of $30 in liabilities and future contingent payments not to exceed $400 based on the achievement of certain future profitability objectives.

Fiscal 1997 - On February 12, 1997, the Company merged with TeamCare, GranCare's institutional pharmacy business, by acquiring all of the outstanding shares of GranCare, Inc. after the spin-off of its skilled nursing business. The Company issued approximately 11,400,000 shares of common stock and funded the redemption of $98,230 of $100,000 face value of GranCare senior subordinated notes. The merger was accounted for using the purchase method of accounting with an effective date of February 1, 1997 and, accordingly, the results of operations of TeamCare have been included in the consolidated financial statements since February 1, 1997. The purchase price of $338,434 was allocated to the net assets acquired based on their estimated fair values at the date of the merger. The excess of the purchase price over the fair value of net assets acquired was $303,322 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

     In September 1997, the Company reached a settlement in its lawsuit against GranCare to enforce a Non-Competition Agreement that the parties entered into as part of the Company's acquisition of TeamCare. Under the terms of a Termination and Release Agreement by and between the Company, GranCare, Manor Care, Apollo Management L.P. and Living Centers of America, Inc., GranCare agreed to pay $18,500 to Vitalink in consideration for the cancellation of and termination of the Non-Competition Agreement.

     In November 1997, Vitalink received the $18,500 payment from GranCare. In addition, on November 24, 1997, the Company received a notice of non-renewal from GranCare which effectively terminates the pharmaceutical supply agreement between Vitalink and GranCare on February 28, 2002. The Company was also notified that it had been released from its limited guarantee to Health Retirement Properties Trust that was entered into in connection with the TeamCare acquisition. Accordingly, Vitalink reduced the amount of the purchase price previously allocated to the GranCare relationship (pharmaceutical supply agreement) from $34,262 to $15,785 and reduced the amortization period from 20 years to 6 years.

     The purchase price has been allocated to the net assets purchased and liabilities assumed as presented below:

========================================================================
Working capital                                                 $ 21,072
Property and equipment                                            12,832
Pharmaceutical supply agreement                                   15,785
Other assets                                                         484
Goodwill                                                         303,322
Other liabilities                                                (15,061)
------------------------------------------------------------------------
Purchase price                                                  $338,434
========================================================================

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and TeamCare as if the merger had occurred at the beginning of fiscal 1996, after giving effect to amortization of goodwill, increased interest expense on the acquisition debt and related income tax effects.

=======================================================================================
Fiscal Year ended May 31                             1997                     1996
---------------------------------------------------------------------------------------
                                                  (unaudited)              (unaudited)
Net revenues                                          $458,043                 $360,939
Net income                                            $ 21,630                 $ 16,078
Earnings per share - basic                            $   0.85                 $   0.63
Earnings per share - diluted                          $   0.83                 $   0.62
=======================================================================================

     The pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the merger been effective at the beginning of 1996, nor is the pro forma information necessarily indicative of the results that will be obtained in the future.

     On July 31, 1996, the Company acquired Medisco Pharmacies, Inc., located in San Bernardino, California for $5,291 in cash plus the assumption of $2,510 in liabilities and future payments totaling $1,150.

Fiscal 1996 -- On November 3, 1995, the Company acquired the institutional pharmacy business of Brentview Clinical Pharmacy, located in Los Angeles, California for $3,206 in cash plus the assumption of $45 in liabilities and future contingent payments based on the achievement of future profitability objectives.

     On July 6, 1995, the Company acquired the infusion therapy business of Home Intravenous Care, Inc., located in Loveland, Colorado, for $2,325 in cash plus the assumption of $105 in liabilities and future contingent payments based on the achievement of certain future profitability objectives.

     The above acquisitions were accounted for under the purchase method of accounting with the assets recorded at their estimated fair market values at the date of acquisition. Except for the TeamCare merger, the other acquisitions described above are not material to the Company's financial position nor results of operations on a pro forma basis. The estimated fair market values of pharmacy contracts acquired are amortized over their expected remaining lives not to exceed 10 years including estimated contract renewals. Goodwill, representing the excess of acquisition costs over the fair market value of acquired assets, is amortized over 40 years.

Other -- Other assets include noncompete covenants totaling $1,186 and $1,585, respectively, at May 31, 1998 and 1997. Other assets are amortized over their estimated useful lives ranging from 2 to 10 years. Depreciation and amortization in the consolidated statements of income include amortization of intangible assets of $13,040, $6,491 and $2,641, respectively, for the three years ended May 31, 1998.

(8)  Contingencies and Compensating Balances

     The Company is subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations. In connection with acquisitions, contingent purchase price payments exist up to an aggregate maximum of $2,400, plus additional uncapped amounts based on future performance.

(9)  Pension, Profit Sharing and Incentive Plans

     The Company participated in the various pension and profit sharing plans of Manor Care and contributed through Manor Care to certain welfare plans through September 1997. In July 1997, the Company's Board of Directors approved a new profit sharing plan for all Vitalink employees. All participants of the Manor Care profit sharing plan converted to the new profit sharing plan in October 1997. Subsequent to the TeamCare Merger, the Company established an interim profit sharing plan for the former TeamCare employees, who also converted to the new profit sharing plan in October 1997. The provision for these plans amounted to $1,276, $652 and $433, respectively, for the three years ended May 31, 1998. All vested benefits under retirement plans are funded or accrued.

     The Company also has incentive compensation plans for management personnel and officers based primarily on the achievement of certain profitability levels. Incentive compensation expense was $2,095, $1,538 and $1,003, respectively, for the three years ended May 31, 1998.

(10) Capital Stock and Stock Options

     In September 1991, the Company's sole shareholder and Board of Directors authorized 10,000,000 shares of preferred stock at $.01 par value. None of the preferred stock is issued and outstanding. The Board of Directors is authorized to determine the rights of the preferred shares.

     On July 10, 1996, the Board of Directors adopted and the shareholders subsequently approved the Company's 1996 Long-Term Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the granting of options, stock appreciation rights, restricted and performance shares to key employees. At May 31, 1998, 261,707 shares are reserved for issuance under the Incentive Plan. Options issued are at prices equal to the market price at the date of grant and have a term of ten years. Options that have been issued under the Incentive Plan vest at a rate of 20% per year for the first five years after the date of the grant.

     In September 1991, the Board of Directors adopted the Company's Key Executive Stock Option and Appreciation Rights Plan (the "Plan"). The Plan was terminated in fiscal 1997 in connection with the adoption of the 1996 Incentive Plan. Under the Plan, 420,000 shares were reserved for issuance upon exercise of the granted options. The Plan provided for the granting of options at prices equal to the market value of the stock at grant date. In addition, a stock appreciation right could be granted with a stock option. At the election of the Board, the stock appreciation right may be paid in cash or shares of common stock or a combination thereof in an amount equal to the difference between the option exercise price and the then market value of the shares subject to the option. Options granted are not exercisable during either the first one or two years after the grant date and vest over periods of 48 to 96 months. The options expire from 5 to 10 years after the grant date. In fiscal 1994, the Board of Directors adopted and the shareholders approved an increase in the number of shares reserved for issuance to one million shares.

     In February 1997, in conjunction with the TeamCare Merger, the Company converted GranCare stock options into 1,121,030 of Company stock options. These converted options may be used to acquire Company stock and the option holders became fully vested as of February 12, 1997. The options expire 10 years after the date of the original grant.

     The following table summarizes stock option transactions for the three fiscal years ended May 31:

=================================================================================================================
                                             1998                         1997                      1996
-----------------------------------------------------------------------------------------------------------------
                                                 Weighted                     Weighted                   Weighted
                                                  Average                     Average                    Average
                                                 Exercise                     Exercise                   Exercise
                                     Shares        Price        Shares         Price          Shares      Price
-----------------------------------------------------------------------------------------------------------------
Options outstanding,
        beginning of year            1,611,847       $ 16.13     501,400          $ 14.59      497,100    $ 13.23
Options exercised                     (449,339)        11.98     (54,583)           14.92       (4,700)     10.47
Options granted                        245,460         17.97      55,000            23.75      109,000      19.12
Options converted
          from GranCare options              -             -   1,121,030            16.31            -          -
Options cancelled                      (57,267)        15.45     (11,000)           14.34     (100,000)     13.00
-----------------------------------------------------------------------------------------------------------------
Options outstanding,
      at end of year                 1,350,701       $ 17.72   1,611,847          $ 16.13      501,400    $ 14.59
-----------------------------------------------------------------------------------------------------------------
Option price range
          at end of year        $1.97 - $27.06            $0.99 - $27.06               $10.06 - $19.88
Option price range
          of exercised shares   $0.99 - $22.33           $10.75 - $17.00               $10.06 - $12.75
Options available for grant
          at end of year               261,707                   449,900                       493,900
-----------------------------------------------------------------------------------------------------------------
Weighted average fair value of
options granted during the year          $9.54                    $12.60                         $8.52
=================================================================================================================

The following table summarizes information about stock options outstanding as of May 31, 1998:

=================================================================================================================
-----------------------------------------------------------------------------------------------------------------
                                                              Weighted
                                                               Average        Weighted                   Weighted
                                                              Remaining       Average                    Average
                 Range of                    Number          Contractual      Exercise       Number      Exercise
              Exercise Prices              Outstanding          Life           Price       Exercisable    Price
-----------------------------------------------------------------------------------------------------------------
             $  1.59  - $2.07                    4,515        5.5 years       $  2.06            4,515    $  2.06

             $ 10.06 - $15.13                  264,350        4.5 years         12.03          141,423      11.88

             $ 16.11 - $22.33                  997,162        7.0 years         18.70          670,923      19.03

             $ 23.36 - $27.06                   84,674        7.0 years         24.79           48,634      25.60
-----------------------------------------------------------------------------------------------------------------
                                             1,350,701                        $ 17.72          865,495    $ 18.14
=================================================================================================================

     In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for the Company's stock options been recognized based on the grant date fair value consistent with the provisions of the SFAS 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

================================================================================
                                                1998         1997         1996
--------------------------------------------------------------------------------
Net earnings - as reported                    $ 23,668     $ 18,317     $ 13,870
Net earnings - pro forma                      $ 23,309     $ 18,168     $ 13,721
Basic earnings per share - as reported        $   0.92     $   1.03     $   0.99
Basic earnings per share - pro forma          $   0.91     $   1.02     $   0.98
Diluted earnings per share - as reported      $   0.91     $   1.02     $   0.98
Diluted earnings per share - pro forma        $   0.89     $   1.01     $   0.98
================================================================================

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed a risk-free interest rate of 6.3% to 6.9%, expected volatility of 44.6%, dividend yield of zero, and expected option lives of four to six years.

     The effects of applying SFAS 123 on this pro forma disclosure are not likely to be representative of the effects on reported net income in future years. Additionally, SFAS 123 does not apply to awards granted prior to 1996; additional awards are anticipated in future years.

     In 1993, options were granted to four of the former shareholders of White, Mack and Wart, Inc. to purchase 100,000 shares of common stock at $10.88 per share. These options were not exercisable during the first two years after the date of grant and then vest at the rate of 25% per year commencing at the end of year two. The options expire six years after the date of grant.

(11) Earnings Per Share

     In February 1997, the FASB issued SFAS 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing EPS previously found in APB 15, "Earnings per Share". It replaces the presentation of primary EPS with a basic presentation of EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     SFAS 128 was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. In accordance with the requirements of SFAS 128, the Company has restated all prior period EPS data presented.

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is based upon the weighted-average number of common shares and the dilutive effect of potential stock option exercises.

     The following table illustrates the reconciliation of weighted average shares used in computing basic diluted earnings per share:

================================================================================
(amounts in thousands, except EPS data)           1998        1997        1996
--------------------------------------------------------------------------------
Basic EPS Computation
  Net income                                    $ 23,668    $ 18,317    $ 13,870
================================================================================
  Shares:
    Weighted average shares outstanding           25,637      17,727      13,976
================================================================================
Basic EPS                                       $   0.92    $   1.03    $   0.99
================================================================================

Diluted EPS Computation
  Net income                                    $ 23,668    $ 18,317    $ 13,870
================================================================================
  Shares:
    Weighted shares outstanding                   25,637      17,727      13,976
    Dilutive stock options                           414         308         159
--------------------------------------------------------------------------------
    Weighted shares assuming dilution             26,051      18,035      14,135
================================================================================
Diluted EPS                                     $   0.91    $   1.02    $   0.98
================================================================================

     The effect of dilutive stock options was computed using the treasury stock method and average market price during the periods presented. Stock options to purchase 247,950, 146,614 and 63,000 shares of the Company's common stock during the three years ended May 31, 1998 were excluded in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period.

(12) Unusual Item

     Included in fiscal 1998 operating expenses is an unusual item representing a non-recurring pre-tax charge of $3,087 relating to the August 1997 resignation of the Company's Chief Executive Officer ($2,737) and the consolidation of all corporate functions at the Company's Naperville, Illinois headquarters ($350).

(13) Subsequent Event

     On April 26, 1998, the Company's Board of Directors voted to approve the Merger Agreement between the Company and Genesis Health Ventures, Inc. ("Genesis"). Genesis has offered $22.50 per share to acquire all of the Company's common stock. The Company's shareholders are permitted to elect to receive either $22.50 per share in cash or $22.50 per share in a dividend yielding convertible preferred stock with the preferred stock to account for 50% of the total consideration. Manor Care has elected to exchange all of its Vitalink shares for the preferred stock. The merger was consummated on August 28, 1998.

(14) Quarterly Financial Data

     The following table summarizes the quarterly financial data for the fiscal year ended May 31, 1998 and 1997:

==============================================================================
                                          Income                       Basic
Quarter                      Net          from              Net      Earnings
Ended                      Revenues       Operations      Income     Per Share
==============================================================================
Fiscal 1998 (unaudited)
------------------------------------------------------------------------------
August                     $118,258          $ 9,125      $ 3,954        $0.16
November                    123,257           12,690        6,162         0.24
February                    129,715           13,657        6,672         0.26
May                         128,127           13,475        6,880         0.26
------------------------------------------------------------------------------
                           $499,357          $48,947      $23,668        $0.92
==============================================================================

==============================================================================
Fiscal 1997 (unaudited)
------------------------------------------------------------------------------

August                     $ 39,373          $ 5,965      $ 3,712        $0.27
November                     43,346            6,257        3,886         0.28
February                     69,772            8,474        4,747         0.27
May                         121,547           12,413        5,972         0.24
------------------------------------------------------------------------------
                           $274,038          $33,109      $18,317        $1.03 *
==============================================================================

*Does not add due to rounding and the effect of weighted shares.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

The following items will be incorporated by reference in the Company's Proxy Statement currently required to be filed pursuant to Regulation 14A by September 28, 1998:

Item 10   Directors and Executive Officers of Registrant
Item 11   Executive Compensation
Item 12   Security Ownership of Certain Beneficial Owners and Management
Item 13   Certain Relationships and Related Transactions

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.

(a)  1.  Financial Statements
         Included herewith:
         Report of Independent Public Accountants                             11
         Consolidated Statements of Income                                    12
         Consolidated Balance Sheets                                          13
         Consolidated Statements of Stockholders' Equity                      14
         Consolidated Statements of Cash Flows                                15
         Notes to Consolidated Financial Statements                        16-27

     2.  Financial Statement Schedule

         The following Report and Schedule are filed herewith on the pages indicated:

         Report of Independent Public Accountants Schedule....               A-1

         Schedule II - Valuation and Qualifying Accounts......               A-2

     3.  Exhibits

         2.1   Agreement and Plan of Merger dated as of September 3, 1996 (as amended), between the Company and GranCare, Inc. Annex B to
               Registration Statement No. 333-19097 is incorporated herein by reference.
         2.2   Amended and Restated Agreement and Plan of Distribution, dated as of September 3, 1996, between GranCare, Inc. and the Company.
               Annex C to Registration Statement No. 333-19097 is incorporated herein by reference.
         2.3   Voting Agreement, dated as of September 3, 1996, between Manor
               Care, Inc. and GranCare, Inc. Exhibit 2.3 to Registration
               Statement No. 333-19097 is incorporated herein by reference.
         2.4   Shareholders Agreement, dated February 12, 1997, between the
               Company and Manor Care, Inc. Exhibit 2.4 to Form 10-K for the
               year ended May 31, 1997 is incorporated herein by reference.
         2.5   Non-Competition Agreement, among the Company, Manor Care, Inc.
               and GranCare, Inc., dated as of February 12, 1997. Exhibit 2.5 to
               Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         2.6   Form of Interim Services Agreement between the Company and
               GranCare. Exhibit 2.6 to Registration Statement No. 333-19097 is
               incorporated herein by reference.
         2.7   Tax Allocation and Indemnification Agreement, between the Company and GranCare, Inc. dated as of February 12, 1997. Exhibit 2.7 to
               Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         2.8   Agreement and Plan of Merger dated as of April 26, 1998, as amended, between the Company, Genesis Health Ventures, Inc. and V
               Acquisition Corporation. Annex A to the Proxy Statement dated
               July 28, 1998 is incorporated herein by reference.
         3.1   Restated Articles of Incorporation. Exhibit 3.1 to Registration
               Statement No. 33-43261 is incorporated herein by reference.
         3.2   By-Laws. Exhibit 3.2 to Registration Statement No. 33-43261 is
               incorporated herein by reference.
         4.1   Form of Old GranCare, Inc.'s 9-3/8% Senior Subordinated Notes due
               2005 (the "Senior Subordinated Notes") which were assumed by the
               Company by operation of law as a consequence of the Merger (as filed with Old GranCare's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).
         4.2   Indenture from Old GranCare to Marine Midland Bank, as Trustee, dated November 15, 1995 (as filed with Old GranCare's Quarterly
               Report on Form 10-Q for the quarterly period ended September 30,
               1995 and incorporated herein by reference).
         10.1  Administrative Services Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc. Exhibit 10.1 to
               Registration Statement No. 33-43261 is incorporated herein by reference.
         10.2  Tax Agreement, dated as of June 1, 1991, by and between the
               Company and Manor Care, Inc. Exhibit 10.2 to Registration
               Statement No. 33-43261 is incorporated herein by reference.
         10.3  Intercompany Debt and Credit Agreement, dated as of June 1, 1991, by and between the Company and Manor Care, Inc. Exhibit 10.3 to
               Registration Statement No. 33-43261 is incorporated herein by reference.
         10.4  Lease Agreement, dated as of June 1, 1991 by and between the
               Company and Manor Healthcare Corp. Exhibit 10.5 to Registration
               Statement No. 33-43261 is incorporated herein by reference.
         10.5  Master Agreement for Pharmacy Services, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp.
               Exhibit 10.6 to Registration Statement No. 33-43261 is
               incorporated herein by reference.
         10.6  Master Pharmacy Consulting Agreement, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp.
               Exhibit 10.7 to Registration Statement No. 33-43261 is
               incorporated herein by reference.
         10.7  Pharmacy Services Consultant Agreement, dated as of June 1, 1991, by and between the Company and Manor Healthcare Corp.
               Exhibit 10.8 to Registration Statement No. 33-43261 is
               incorporated herein by reference.
         10.8  Master Agreement for Infusion Therapy Products and Services,
               dated as of June 1, 1991, by and between Vitalink Billing
               Services, Inc. and Manor Healthcare Corp. Exhibit 10.9 to
               Registration Statement No. 33-43261 is incorporated herein by reference.
         10.9  Key Executive Stock Option and Appreciation Rights Plan. Exhibit
               10.10 to Registration Statement No. 33-43261 is incorporated herein by reference.
         10.10 Amendment to Key Executive Stock Option and Appreciation Rights
               Plan. Annex A to the Proxy Statement dated August 20, 1993 is incorporated herein by reference.
         10.11 Form of Executive Cash Incentive Plan. Exhibit 10.11 to Form 10-K
               for the year ended May 31, 1995 is incorporated herein by
               reference.
         10.12 Employment Agreement dated June 5, 1995, between Vitalink
               Pharmacy Services, Inc. and Donna L. DeNardo. Exhibit 10.12 to
               Form 10-K for the year ended May 31, 1995 is incorporated herein by reference.
         10.13 Employment Agreement dated January 23, 1997, between the Company and Robert W. Horner, III. Exhibit 10.13 to Form 10-K for the
               year ended May 31, 1997 is incorporated herein by reference.
         10.14 Employment Agreement dated January 23, 1997, between the Company and Scott T. Macomber. Exhibit 10.14 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         10.15 Employment Agreement dated November 30, 1995, between Vitalink
               Pharmacy Services, Inc. and Harold Blumenkrantz. Exhibit 10.15 to
               Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.
         10.16 Separation Agreement and Mutual General Release dated July 24,
               1997, between the Company and Gene E. Burleson. Exhibit 10.16 to
               Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         10.17 Vitalink Pharmacy Services, Inc. 1997 Non-Employee Director Stock
               Compensation Plan. Exhibit 10.17 to Form 10-K for the year ended
               May 31, 1997 is incorporated herein by reference.
         10.18 Vitalink Pharmacy Services, Inc. Amended and Restated 1996 Long
               Term-Incentive Plan. Exhibit 10.18 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         10.19 Stock Grant Plan for Key Management Employees. Exhibit 10.14 to
               Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.
         10.20 Guarantee Agreement dated December 15, 1995, between Vitalink
               Pharmacy Services, Inc. and Harold Blumenkrantz. Exhibit 10.16 to
               Form 10-K for the year ended May 31, 1996 is incorporated herein by reference.
         10.21 Acquisition Agreement, Agreement to Lease and Mortgage Loan
               Agreement, dated December 28, 1990, by and among Health and
               Rehabilitation Properties Trust ("HRPT") and Hostmasters, Inc.,
               AMS Holding Co., American Medical Services, Inc. and AMS
               Properties, Inc. ("AMS"), as amended, through December 29, 1993
               (as filed with Old GranCare's Registration Statement No. 33-42595 and incorporated herein by reference).
         10.22 Master Lease Document, dated December 28, 1990, between HRPT and
               AMS (as filed with Old GranCare's Registration Statement
               No. 33-42595 and incorporated herein by reference).
         10.23 Form of Guaranty, dated December 28, 1990, by American Medical
               Services, Inc. and each of its subsidiaries in favor of HRPT (as filed with Old GranCare's Registration Statement No. 33-42595 and incorporated herein by reference).
         10.24 Amendment to Master Lease between HRPT and AMS, dated as of
               December 29, 1993 (as filed with Old GranCare's Current Report on
               Form 8-K dated January 13, 1994 and incorporated herein by reference).
         10.25 Amendment to Master Lease between HRPT and GCI Healthcare
               Centers, Inc. ("GCI"), dated as of December 29, 1993 (as filed with Old GranCare's Current Report on Form 8-K dated January 13,
               1994 and incorporated herein by reference).
         10.26 Asset Purchase Agreement among Old GranCare, Long-Term Care
               Pharmaceutical Services Corporation, Long-Term Care
               Pharmaceutical Services Corporation III, CompuPharm LTC, Inc.,
               Lawrence H. Garatoni, individually and as Trustee, Anthony Wright and Edward Spartz, individuals, dated as of June 30, 1994, with
               Exhibits (as filed with Old GranCare's Form 10-Q for the
               quarterly period ended June 30, 1994 and incorporated herein by reference).
         10.27 Asset Purchase Agreement between CompuPharm, Inc., GCI Innovative
               Pharmacy, Inc. and Innovative Pharmacy Services, Inc. dated as of
               September 15, 1995 (as filed with Old GranCare's Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference).
         10.28 Assignment and Assumption Agreement dated December 6, 1995, between CompuPharm, Inc. and HPI HealthCare Services, Inc.
               regarding providing pharmaceutical services to the State of New
               Jersey. Exhibit 10.48 to Old GranCare's Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.
         10.29 Consent and Amendment to Transaction Documents dated as of
               December 31, 1996, among HRPT, AMS, GCI and GranCare, Inc.
               Exhibit 10.29 to Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         10.30 Limited Guaranty between the Company and HRPT. Exhibit 10.30 to
               Form 10-K for the year ended May 31, 1997 is incorporated herein by reference.
         10.31 Consulting Agreement by and between the Company and Donna L.
               DeNardo, dated April 26, 1998.
         10.32 Consulting Agreement by and between the Company and Robert W.
               Horner, III, dated April 26, 1998.
         10.33 Consulting Agreement by and between the Company and Scott T.
               Macomber, dated April 26, 1998.
         10.34 Consulting Agreement by and between the Company and Thomas J.
               Santoro, dated April 26, 1998.
         10.35 Consulting Agreement by and between the Company and Stephen A.
               Thompson, dated April 26, 1998.
         10.36 Agreement by and between the Company and Donna L. DeNardo, dated April 26, 1998.
         10.37 Agreement by and between the Company and Robert W. Horner, III, dated April 26, 1998.
         10.38 Agreement by and between the Company and Scott T. Macomber, dated April 26, 1998.
         10.39 Agreement by and between the Company and Thomas J. Santoro, dated April 26, 1998.
         10.40 Agreement by and between the Company and Stephen A. Thompson, dated April 26, 1998.
         10.41 Amendment dated as of April 26, 1998 to the Master Agreement for Pharmacy Services, dated as of June 1, 1991.
         10.42 Amendment dated as of April 26, 1998 to the Master Pharmacy
               Consulting Agreement, dated as of June 1, 1991.
         10.43 Amendment dated as of April 26, 1998 to the Master Agreement for Infusion Therapy Products and Services, dated as of
               June 1, 1991.
         10.44 Termination and Release Agreement dated September 3, 1997 between the Company, Manor Care, GranCare, Apollo Management L.P. and
               Living Centers of America, Inc. Exhibit 10.31 to Form 10 K/A for
               the year ended May 31, 1997.
         13    1997 Annual Report to Stockholders.
         21    Subsidiaries of the Registrant.
         23    Consent of Independent Public Accountants.
         27    Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 1998            VITALINK PHARMACY SERVICES, INC.

                                  By: /s/ Robert W. Horner, III
                                     ------------------------------------------
                                     Robert W. Horner, III
                                     Senior Vice President, General Counsel and
                                     Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                           Title                          Date
          ---------                           -----                          ----
     /s/ Donna L. DeNardo          President and Chief Operating        August 28, 1998
--------------------------------   Officer (principal executive
       Donna L. DeNardo            officer)


     /s/ Scott T. Macomber         Senior Vice President, Chief         August 28, 1998
--------------------------------   Financial Officer and Treasurer
       Scott T. Macomber           (principal financial and
                                   accounting officer)

    /s/ Stewart Bainum, Jr.        Chairman and Director                August 28, 1998
--------------------------------
      Stewart Bainum, Jr.

   /s/ Essel W. Bailey, Jr.        Director                             August 28, 1998
--------------------------------
      Essel W. Bailey, Jr.

    /s/ Joseph R. Buckley          Director                             August 28, 1998
--------------------------------
      Joseph R. Buckley

      /s/ Anil K. Gupta            Director                             August 28, 1998
--------------------------------
        Anil K. Gupta

   /s/ James A. MacCutcheon        Director                             August 28, 1998
--------------------------------
     James A. MacCutcheon

     /s/ James H. Rempe            Director                             August 28, 1998
--------------------------------
        James H. Rempe

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF VITALINK PHARMACY SERVICES, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements in Vitalink Pharmacy Services, Inc.'s Form 10-K, and have issued our report thereon dated July 3, 1998 (except with respect to the matter discussed in Note 13, as to which the date is August 28, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Washington, D.C.
July 3, 1998

               VITALINK PHARMACY SERVICES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                  SCHEDULE II

                                   Balance At   Charged               Balance At
                                   Beginning   To Profit    Write-      End Of
         Description               Of Period   And Loss      Offs       Period
         -----------               ----------  ---------  ----------  ----------
Allowance for doubtful accounts
  Year ended May 31, 1998            $4,872     $8,180     $(3,221)     $9,831
  Year ended May 31, 1997             2,163      4,411      (1,702)      4,872
  Year ended May 31, 1996             1,378      2,412      (1,627)      2,163

                                 EXHIBIT INDEX

10.31 Consulting Agreement by and between the Company and Donna L. DeNardo, dated April 26, 1998.

10.32 Consulting Agreement by and between the Company and Robert W. Horner, III, dated April 26, 1998.

10.33 Consulting Agreement by and between the Company and Scott T. Macomber, dated April 26, 1998.

10.34 Consulting Agreement by and between the Company and Thomas J. Santoro, dated April 26, 1998.

10.35 Consulting Agreement by and between the Company and Stephen A. Thompson, dated April 26, 1998.

10.36 Agreement by and between the Company and Donna L. DeNardo, dated April 26, 1998.

10.37 Agreement by and between the Company and Robert W. Horner, III, dated April 26, 1998.

10.38 Agreement by and between the Company and Scott T. Macomber, dated April 26, 1998.

10.39 Agreement by and between the Company and Thomas J. Santoro, dated April 26, 1998.

10.40 Agreement by and between the Company and Stephen A. Thompson, dated April 26, 1998.

10.41 Amendment dated as of April 26, 1998 to the Master Agreement for Pharmacy Services, dated as of June 1, 1991.

10.42 Amendment dated as of April 26, 1998 to the Master Pharmacy Consulting Agreement, dated as of June 1, 1991.

10.43 Amendment dated as of April 26, 1998 to the Master Agreement for Infusion Therapy Products and Services, dated as of June 1, 1991.