Form 10-K/A
period 1998-05-31
VITALINK PHARMACY SERVICES INC
filed 1998-10-13
CIK 879970

                                  FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
    (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the fiscal year ended May 31, 1998
                            -----------------------
                                       OR
   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from __________ to ___________

                        Commission File Number  0-19820
                                                -------
                                    -------

                       VITALINK PHARMACY SERVICES, INC.

            (Exact Name of Registrant as Specified in its Charter)


        Delaware                                          23-2963282
 ------------------------------                   --------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



     101 East State Street
  Kennett Square, Pennsylvania                               19348
 ------------------------------                   --------------------------
(Address of Principal Executive                            (Zip Code)
          Offices)

       Registrant's telephone number, including area code (610) 444-6350
--------------------------------------------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.01 Per Share
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes              No    X
                     -------         -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates was $286,391,308 as of August 28, 1998 based upon a closing price of $22 7/16 per share.

     The number of shares of Vitalink's Common Stock outstanding at August 28,1998 was 26,235,973.

INTRODUCTION

     On April 26, 1998, Genesis Health Ventures, Inc. ("Genesis"), Vitalink Pharmacy Services, Inc. ("Vitalink" or the "Company") and V Acquisition Corporation, a Delaware corporation ("V Acq") and a wholly-owned subsidiary of Genesis, entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"). On August 28, 1998, Vitalink was merged with and into V Acq, with V Acq surviving the merger (the "Merger"). Upon consummation of the Merger, Vitalink became a wholly-owned subsidiary of Genesis.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The following table sets forth information with respect to the current executive officers and directors of the Company each of whom was appointed to his position with the Company upon the consummation of the Merger.

     MICHAEL G. BRONFEIN (age 43) is President of the Company, and also serves as President of Genesis. He joined Genesis in June 1996 as the President and Chief Executive Officer of NeighborCare Pharmacies, Inc. which was acquired by Genesis in June 1996. Prior to joining NeighborCare in 1991, Mr. Bronfein held the position of Senior Vice President and Head of Commercial Finance Lending for Signet Banking Corporation in Maryland, Virginia and Washington, D.C. In addition to his position with Genesis, Mr. Bronfein serves as the Chairman of the Board of Health Objects Corporation and on the National Board of Advisors-University of Maryland School of Pharmacy. Mr. Bronfein received a Bachelors of Science Degree in Accounting from the University of Baltimore. He is a Certified Public Accountant and is a member of the AICPA and MACPA.

     GEORGE V. HAGER, JR. (age 42) is Senior Vice President and Chief Financial Officer of the Company, and also serves as Senior Vice President and Chief Financial Officer of Genesis. He has served Genesis as Senior Vice President and Chief Financial Officer since February 1994. Mr. Hager joined Genesis in July 1992 as Vice President and Chief Financial Officer. Mr. Hager was previously partner in charge of the healthcare practice for KPMG Peat Marwick LLP in the Philadelphia office. Mr. Hager began his career at KPMG Peat Marwick LLP in 1979 and has over 15 years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

     JAMES V. MCKEON (age 34) is Vice President and Corporate Controller of the Company, and also serves as Vice President and Corporate Controller of Genesis. He has served as Vice President and Corporate Controller of Genesis since April 1997. Mr. McKeon joined Genesis in June 1994 as Director of Financial Reporting and Investor Relations and served as Vice President of Finance and Investor Relations from November 1995 to April 1997. From September 1986 until June 1994, Mr. McKeon was employed by KPMG Peat Marwick LLP, most recently as Senior Manager. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986. Mr McKeon is a certified public accountant and a member of the AICPA and PICPA.

     MICHAEL R. WALKER (age 50) is a director of the Company and is the founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty & Income Trust.

     RICHARD R. HOWARD (age 49) is a director of the Company and has served as a director of Genesis since its inception and as Chief Operating Officer from June 1986 through March 1997. He joined Genesis in September 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     DAVID C. BARR (age 48) is a director of the Company and has served as Executive Vice President of Genesis since October 1988 and Chief Operating Officer since March 1997. Prior to joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting for small and medium-sized firms. Prior to forming this firm, he served as Executive Vice President of Allegheny Beverage Corporation, a service conglomerate. During 1984 and 1985, Mr. Barr served with Equibank, Pittsburgh, Pennsylvania, where he held several positions including Executive Vice President of Corporate Banking. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

ITEM 11.   Executive Compensation.
----------------------------------

     The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended May 31, 1998, 1997, and 1996, of the only executive officers who received compensation from the Company during the fiscal year ended May 31, 1998 (the "Named Officers").



                          SUMMARY COMPENSATION TABLE


                                             Annual                           Long-Term
                                          Compensation                       Compensation
--------------------------------------------------------------------------------------------------------------
Name and Principal Position          Year       Salary       Bonus      Other   Securities          All Other
                                                                                Underlying       Compensation
                                                                                  Options            (1)
--------------------------------------------------------------------------------------------------------------
Gene E. Burleson                    1998       $ 77,885        $-0-       (3)          -0-            $-0-

Chief Executive Officer             1997       $148,566        $-0-       (3)          -0-            $-0-
February 1997 to August 1997 (2)
                                    1996       $    -0-        $-0-       n/a          n/a             n/a
                                   --------------------------------------------------------------------------
Donna L. DeNardo                    1998       $285,000    $160,000       (3)       55,000      $   11,568

President and Chief                 1997       $233,250    $186,600       (3)       18,300      $   12,327
Operating Officer
                                    1996       $186,101    $ 82,815       (3)       20,000      $   10,924
                                  --------------------------------------------------------------------------
Robert W. Horner, III               1998       $168,333    $ 85,000       (3)       20,000      $67,737 (5)

Senior Vice President,              1997       $ 77,115    $ 46,269       (3)        6,000      $   53,342
General Counsel and Secretary
                                    1996       $    -0-    $    -0-       n/a          n/a             n/a
                                  --------------------------------------------------------------------------
Scott T. Macomber                   1998       $186,667    $101,000       (3)       21,000      $   12,645

Senior Vice President, Chief        1997       $147,671    $103,370       (3)        8,700      $    8,044
Financial Officer and Treasurer
                                    1996       $127,067    $ 46,634       (3)       10,000      $    7,409
                                  --------------------------------------------------------------------------
Stephen A. Thompson                 1998       $139,333    $ 72,000       (3)       16,500      $    5,841

Senior Vice President,              1997       $118,135    $ 70,881       (3)        5,900      $    4,402
Human Resources Administration (4)
                                    1996       $105,447    $ 36,906       (3)       10,500      $    4,024
                                  --------------------------------------------------------------------------

 (1) Includes amounts contributed by the Company for fiscal 1997 and 1996, for the Named Officers under the Manor Care, Inc. Retirement Savings (the "401(k) Plan") and the Non-Qualified Savings Plan, which provide retirement and other benefits to eligible employees, including the above Named Officers. During fiscal 1998, the Company contributed $-0- for Mr. Burleson, $8,537 for Ms. DeNardo, $2,375 for Mr. Horner, $5,353 for Mr. Macomber and $4,198 for Mr. Thompson under the 401(k) Plan; and, $-0-for Mr. Burleson, $3,031 for Ms. DeNardo, $32 for Mr. Horner, $7,292 for Mr. Macomber and $1,643 for Mr. Thompson under the Vitalink Pharmacy Services, Inc. Non-Qualified Retirement Savings and Investment Plan (the "New Non-Qualified Savings Plan").

 (2) Mr. Burleson was appointed Chief Executive Officer of the Company on February 12, 1997 and resigned August 1, 1997.

 (3) The value of perquisites and other compensation does not exceed the lesser of $50,000 or 10% of the amount of annual salary and bonus paid to the Named Officers.

 (4) Mr. Thompson was promoted to Senior Vice President Human Resources and Administration on July 14, 1997.

 (5) Includes $65,330 of expenses reimbursed to Mr. Horner in connection with a relocation during fiscal 1998.

     The Company's Board of Directors and stockholders adopted the Incentive Plan in October 1996. Under the Incentive Plan 493,900 shares of Common Stock have been reserved for issuance in connection with grants of the Company's equity securities made thereunder and 232,193 share have been granted to date.

     The Company's Board of Directors and stockholders adopted the Stock Option Plan in September 1991. Under the Stock Option Plan, 1,000,000 shares of Common Stock had been reserved for issuance upon exercise of options granted thereunder and 506,100 shares have been granted to date. No additional shares have been granted pursuant to the Stock Option Plan.

     The following tables set forth certain information at May 31, 1998, and for the fiscal year then ended, concerning stock options granted to the Named Officers. One of the Named Officers exercised stock options pertaining to the Common Stock of the Company during fiscal 1998. All Common Stock figures and exercise prices have been adjusted to reflect stock dividends and stock splits effective in prior fiscal years.


-------------------------------------------------------------------------------------------------------
                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                          INDIVIDUAL GRANTS                       Annual Rate of Stock
                                                                                 Price Appreciation for
                                                                                    Option Term (1)
                           ----------------------------------------------------------------------------
Name                         Number    Percentage of
                               of      Total Options   Exercise    Expiration       5% (2)      10% (3)
                             Options     Granted to      Price        Date
                             Granted   all Employees   Per Share
                                       in Fiscal 1998
-------------------------------------------------------------------------------------------------------
Gene E. Burleson                  -0-             -0-         -0-         -0-     $    -0-   $      -0-
-------------------------------------------------------------------------------------------------------
Donna L. DeNardo               55,000           22.41%     $17.94       7/14/07    620,400    1,572,450
-------------------------------------------------------------------------------------------------------
Robert W. Horner, III          20,000            8.15%     $17.94       7/14/07    225,600      571,800
-------------------------------------------------------------------------------------------------------
Scott T. Macomber              21,000            8.56%     $17.94       7/14/07    236,880      600,390
-------------------------------------------------------------------------------------------------------
Stephen A. Thompson            16,500            6.72%     $17.94       7/14/07    186,120      471,735
-------------------------------------------------------------------------------------------------------

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

  (2) A 5% per year appreciation in the stock price from $17.94 per share yields $29.22 on the expiration date.

  (3) A 10% per year appreciation in the stock price from $17.94 per share yields $46.53 on the expiration date.

  (4) The options granted vest at a rate of 20% per year commencing on the first through the fifth anniversaries of the date of the stock option grant.

-------------------------------------------------------------------------------------------------------
 AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------
                         Shares Acquired on       Number of Unexercised          Value of Unexercised
                             Exercise            Options at May 31, 1998       in-the-money Options at
                                                                                      May 31, 1998 (1)
                       --------------------------------------------------------------------------------
         Name            Number      Value     Exercisable  Unexercisable  Exercisable   Unexercisable
                                    Realized
-------------------------------------------------------------------------------------------------------
Gene E. Burleson        18,164    $152,487      122,731            -0-      $513,182           $-0-
-------------------------------------------------------------------------------------------------------
Donna L. DeNardo           -0-         -0-       71,160        137,140       475,280        682,140
-------------------------------------------------------------------------------------------------------
Robert W. Horner, III      -0-         -0-        1,200         24,800           -0-         74,960
-------------------------------------------------------------------------------------------------------
Scott T. Macomber          -0-         -0-       34,240         65,460       206,535        344,683
-------------------------------------------------------------------------------------------------------
Stephen A. Thompson        -0-         -0-        6,005         31,895        28,379        122,037
-------------------------------------------------------------------------------------------------------

  (1) The closing price of the Company's Common Stock, as reported by the New York Stock Exchange on May 29, 1998 was $21 11/16 per share. The value is calculated on the basis of the difference between the option per share exercise price and $21 11/16 per share, multiplied by the number of shares of Common Stock underlying the option.


EMPLOYMENT AGREEMENTS

     Mr. Burleson resigned his position as Chief Executive Officer of the Company as of August 1, 1997. Under the agreement formerly existing between Gene
E. Burleson and the Company, his annual salary was $450,000. In connection with Mr. Burleson's resignation, Mr. Burleson and the Company have entered into a Separation Agreement and Mutual General Release dated July 24, 1997 (the "Separation Agreement"). The Separation Agreement provides for the payment of $2,340,000, as well as certain attorneys fees and insurance premiums in exchange for a complete release of any and all claims against the Company, a prohibition against solicitation of Company employees by Mr. Burleson and a commitment by Mr. Burleson to maintain the confidentiality of Company information, among other commitments.

     Under the terms of an agreement between Donna L. DeNardo and the Company, her annual salary was $305,000 and Ms. DeNardo was entitled to an annual bonus of up to 103% of her base compensation based on the performance of the Company.

     Under the terms of an agreement between Robert W. Horner, III and the Company, his annual salary was $175,000 and Mr. Horner was entitled to an annual bonus of up to 84.5% of his base compensation based on the performance of the Company.

     Under the terms of an agreement between Scott T. Macomber and the Company, his annual salary was $210,000 and Mr. Macomber was entitled to an annual bonus of up to 84.5% of this base compensation based on the performance of the Company.

     Under the terms of an agreement between Stephen A. Thompson and the Company, his annual salary was $148,000 and Mr. Thompson was entitled to an annual bonus of up to 84.5% of his base compensation based on the performance of the Company.

     Under the terms of an agreement between Stephen A. Thompson and the Company, his annual salary was $148,000 and Mr. Thompson was entitled to an annual bonus of up to 84.5% of his base compensation based on the performance of the Company.

RETIREMENT PLANS

     Effective January 1, 1992, the Company adopted 401(k) Plan, a defined contribution retirement, saving and investment plan maintained by Manor Care for its employees and the employees of its participating affiliated companies. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under
Section 401(k) of the Code. All employees age 21 or over with at least one year of service, and who have worked at least 1,000 hours during the year, are eligible to participate. Subject to certain non-discrimination requirements, each employee may contribute an amount to the 401(k) Plan on a pre-tax basis up to 15% of the employee's salary, but not more than the current federal limit of $10,000. The Company will match contributions made by its employees subject to certain limitations described in greater detail below. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year based upon a formula that involves the profits of Manor Care for the year and the number of years of service of the participant. In no event will the Company make a matching contribution which exceeds 6% of a participant's salary. Amounts contributed by the Company pursuant to the 401(k) Plan for the fiscal years ended May 31, 1997 and 1996 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

     Effective January 1, 1992, the Company adopted the Manor Care, Inc. Non-Qualified Savings maintained by Manor Care for its employees and the employees of its participating affiliated companies. Certain select highly compensated members of the management of the Company are eligible to participate in the Non-Qualified Savings Plan. The Non-Qualified Savings Plan mirrors the provisions of the 401(k) Plan, to the extent feasible, and is intended to provide the participants with a pre-tax savings vehicle to the extent that pre-tax savings are not permissible under the 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing. With the exception of Mr. Burleson, all of the Named Officers have elected to participate in the Non-Qualified Savings Plan. Amounts contributed by the Company pursuant to the Non-Qualified Savings Plan for the fiscal years ended May 31, 1997 and 1996, for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

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

     Effective February 15, 1997, the Company adopted the Vitalink Pharmacy Services, Inc. 401(k) Profit Sharing Plan (the "New 401(k) Plan"), a defined contribution retirement, saving and investment plan maintained by Vitalink Pharmacy Services, Inc. for its new employees joining the Company following the GranCare Merger. The Company adopted a resolution effective October 1, 1997 to amend and restate the New 401(k) Plan to be renamed the Vitalink Pharmacy Services, Inc. Retirement Savings and Investment Plan (the "Restated 401(k) Plan"). The Restated 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under Section 401(k) of the Code. All pre-merger employees currently on the 401(k) Plan will transfer to the Restated 401(k) Plan. Employees (pre and post merger) age 21 or over with at least six months of service, are eligible to participate. Subject to certain non-discrimination requirements, each employee may contribute an amount to the Restated 401(k) Plan on a pre-tax basis of up to 15% of the employee's salary, but not more than the current federal limit of $10,000. The Company will match contributions made by its employees subject to certain limitations described in greater detail below. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year for the year and the number of years of service of the participant. In no event will the Company make a matching contribution which exceeds 6% of a participant's salary. Amounts contributed by the Company pursuant to the 401(k) Plan for the fiscal year ended May 31, 1998 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

     Effective October 1, 1997, the Company adopted the Vitalink Pharmacy Services, Inc. Non-Qualified Retirement Savings and Investment Plan (the "New Non-Qualified Savings Plan") maintained by the Company for its employees. Certain select highly compensated members of the management of the Company are eligible to participate in the New Non-Qualified Savings Plan. The New Non-Qualified Savings Plan mirrors the provisions of the Restated 401(k) Plan, to the extent feasible, and is intended to provide the participants with a pre- tax savings vehicle to the extent that pre-tax savings are not permissible under the Restated 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing. Amounts contributed through May, 1998, by the Company are included in the Summary Compensation Table under the column headed "All Other Compensation."

     The Company match under the Restated 401(k) Plan and the Non-Qualified Savings Plan is limited to a maximum aggregate of 6% of the annual salary of a participant. Likewise, participant contributions under the two plans may not exceed the aggregate of 15% of the annual salary of a participant.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

     As of September 30, 1998 Genesis was the holder of 100% of the issued and outstanding Common Stock of the Company. The address of Genesis is 101 East State Street, Kennett Square, Pennsylvania, 19348.

ITEM 13.   Certain Relationships and Related Transactions.
---------------------------------------------------------

AGREEMENTS WITH MANOR CARE

     In 1981 Vitalink was acquired by a subsidiary of Manor Care, Inc. (Manor Care, Inc. or its subsidiary are referred to hereafter as "Manor Care"). As of May 31, 1998, Manor Care owned approximately 50% of Vitalink's common stock par value $.01 per share.

     Pursuant to four agreements with Manor Care, each having an initial ten-year term commencing June 1, 1991, which were amended on September 19, 1997 to extend the term thereof to September 30, 2002, the Company provides pharmaceutical dispensing, infusion therapy and pharmacy consulting services to nursing facilities owned and operated by Manor Care and the residents of these facilities. Sales of pharmaceutical and infusion therapy products and services to Manor Care's nursing facilities are made at prices based on the level of service provided. Revenues from sales to Manor Care nursing facilities and patients were $91,057,000 in fiscal year 1998. Fees from consulting services to Manor Care and Manor Care facilities were charged in fiscal year 1998 based on an annual fee per bed and amounted to $3,712,000.

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

     Manor Care has provided the Company with various administrative services under an Administrative Services Agreement. Prior to fiscal 1998, Manor Care provided cash management, payroll and payables processing, employee benefit, insurance, legal, accounting, tax, information systems and certain other administrative services. Cash receipts and requirements of the Company, with the exception of the TeamCare Pharmacies, were processed by Manor Care's cash management system. In fiscal 1998, under the Administrative Services Agreement, Manor Care provided insurance, tax and other administrative services. Administrative fees of $262,000 were charged to the Company based on a time allocation method, which Manor Care utilized to charge administrative services to all of its subsidiaries.

Management believes that the foregoing charges are reasonable allocations of the costs incurred by Manor Care on the Company's behalf.

     Prior to fiscal year 1998, Manor Care obtained and provided insurance coverage for group health, auto, general liability, property casualty and workers' compensation through its self-insurance and external insurance programs and charged the Company based on the relative percentage of insurance costs incurred by Manor Care on the Company's behalf. In fiscal 1998, Manor Care provided group health coverage for the four months ended September 30, 1997. As of October 1, 1997, the Company provided its own group health coverage to all Company employees. Total insurance costs allocated to the Company by Manor Care were $538,000 for the fiscal year ended May 31, 1998.

     As of October 1, 1997, the Company implemented its own cash management system and received direct payment for the delivery of products and services to Manor Care and certain patients in Manor Care operated facilities. As a result, receivables representing $4,458,000 of amounts billed in the last month of fiscal 1998 are included in the consolidated balance sheet and classified as "Receivables". Additionally, Manor Care pays certain tax amounts on the Company's behalf and the Company subsequently reimburses Manor Care. At May 31, 1998, $1,112,000 of state tax payments had been remitted by Manor Care on the Company's behalf and are included in the consolidated balance sheet and are classified as "Accounts Payable".

OTHER AGREEMENTS

     The Company has agreed to indemnify, defend and hold harmless the present and former officers of the predecessor to GranCare (including five former members of the Company's Board of Directors originally designated by the predecessor to GranCare) against all losses, claims, damages, expenses or liabilities arising out of actions or omissions or alleged actions or omissions occurring at or prior to the effective time of the GranCare Merger to the extent permitted or required under applicable law and the corporate governance documents of the predecessor to GranCare.

     The Company leases operating facilities from various employees. Rental expense under the non-cancellable operating leases was approximately $528,000 for the fiscal year ended May 31, 1998. Future minimum lease payments for leases, which expire through 2005, are $2,510,000 at May 31, 1998.

     On April 26, 1998 Robert W. Horner, III, Stephen A. Thompson, Donna L. DeNardo, Scott T. Macomber and Thomas J. Santoro entered into consulting agreements with Vitalink pursuant to which each of them will provide consulting services to Vitalink beginning on the date of such officer's termination of employment with Vitalink and ending on a date 12-18 months after the Effective Time. In consideration for providing such services Ms. DeNardo and Messrs. Horner, Thompson, Macomber and Santoro are entitled to receive $17,917, $18,750, $16,667, $21,667 and $11,250 per month, respectively. No consulting agreement will be effective if the officer is terminated after April 30, 1999.

     On May 30, 1998 Manor Care purchased 100,000 shares of Company stock at $22.30 per share from Essel W. Bailey, Jr., a former director of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's reporting officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "Commission"), the NYSE and the Company. Based solely on the Company's review of the forms filed with the Commission and written representations from reporting persons that they were not required to file a Form 5 for certain specified years, the Company believes that Essel W. Bailey, Jr., Vincent C. DiTrapano, Joel S. Kanter (a former director of the Company), Arlen B. Reynolds, and Gary U. Rolle filed late certain reports required under
Section 16 of the Exchange Act during the fiscal year ended May 31, 1998. The Company believes that all other of its reporting officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during fiscal year ended May 31, 1998.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 13, 1998               VITALINK PHARMACY SERVICES, INC.


                                              By: /s/ James V. McKeon
                                                 ------------------------------
                                                 James V. McKeon
                                                 Vice President and Corporate
                                                 Controller